Form 10-K
period 2020-12-31
Decibel Therapeutics, Inc.
filed 2021-03-29
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40030

DECIBEL THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4198709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1325 Boylston Street, Suite 500 Boston, Massachusetts	02215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 370-8701

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DBTX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the Registrant’s common stock as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2021 was 24,901,577.

i

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of our current research and development programs, preclinical studies and clinical trials;

•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;

•	our plans to develop our product candidates and programs;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding the potential patient populations for our programs;

•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and available-for-sale securities;

•	the potential advantages of our product candidates and programs;

•	the potential advantages of our platform;

•	the rate and degree of market acceptance and clinical utility of our product candidates and programs;

•	our estimates regarding the potential market opportunity for our product candidates and programs;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	the impact of government laws and regulations;

•	our competitive position;

•	developments relating to our competitors and our industry;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	the potential direct or indirect impact of the COVID-19 pandemic on our business; and

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startup Acts of 2012.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factor Summary” below and in Part I, Item 1A “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities. The market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Although we are responsible for the disclosure contained in this Annual Report on Form 10-K and we believe the information from industry publications and other third-party sources included in this Annual Report on Form 10-K is reliable, such information is inherently imprecise. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of this Annual Report on Form 10-K and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occurs, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.

•

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability;

•

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts;

•

The COVID-19 pandemic has disrupted our ongoing Phase 1b clinical trial of DB-020 and may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital;

•	Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability;

•

We are very early in our development efforts. Our business is dependent on our ability to advance our lead gene therapy product candidate, DB-OTO, and our other current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable to complete clinical development, obtain regulatory approval for or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed;

•

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate;

•

Gene therapy is an emerging field of drug development that poses many risks. We have only limited prior experience in gene therapy research and no prior experience in gene therapy clinical development. Our lack of experience and the limited patient populations for our gene therapy programs may limit our ability to be successful or may delay our development efforts;

•

If we experience delays or difficulties in participant enrollment for clinical trials, our research and development efforts and the receipt of necessary regulatory approvals could be significantly delayed or prevented;

•

Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval;

•

The manufacture of gene therapy products is complex and difficult and is subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of gene therapies. We could experience manufacturing problems that result in delays in our gene therapy development or commercialization programs;

•

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily;

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do; and

•

Our rights to develop and commercialize any product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to mutation of the otoferlin, or OTOF, gene. We are also advancing DB-ATO, our gene therapy program designed to restore balance in patients with bilateral vestibulopathy, or BVP, by regenerating lost hair cells within the inner ear. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss, which we are currently evaluating in patients in a Phase 1b clinical trial.

We are focused on both hearing loss and balance disorders due to their widespread impact and shared biology. Hearing loss is one of the largest areas of unmet need in medicine and affects approximately 466 million people worldwide, including 48 million people in the United States. Hearing loss can significantly impact mental health, cognition and language development. Beyond hearing loss, dysfunction of the inner ear can lead to severe impairments in balance. Approximately eight million people in the United States report chronic balance problems, which can lead to significant life impairment and an increased risk of falls, potentially resulting in hospitalization, limited mobility and depression. Despite these impacts, there are no approved therapies for the treatment of hearing loss or balance disorders.

We believe the lack of approved therapies is caused in part by the complex biology of the inner ear, and we have built our platform to overcome this challenge. We are applying proprietary analyses of gene expression in the cochlea, the organ within the inner ear responsible for hearing, and vestibule, the set of organs within the inner ear responsible for balance, to generate a comprehensive database of every known inner ear cell type. Our database currently includes over three million cellular gene expression profiles from several mammalian species, which we believe is the largest dataset of its kind for the inner ear. We are using this dataset to identify and select targets, including reprogramming factors to promote inner ear hair cell regeneration, and cell-selective promoters to drive precise expression of transgenes in therapeutically relevant cell types of the inner ear. Combining our extensive understanding of the molecular profile of the inner ear with recent learnings and successes in genetic medicine, we are using adeno-associated virus, or AAV, vectors to deliver potentially restorative gene therapies that are designed to selectively express transgenes only in targeted cell types important to hearing and balance. We believe AAV gene therapy is an ideal modality for inner ear disorders because the inner ear is a small, enclosed compartment that provides the opportunity for local delivery of high vector concentrations, which may increase transgene expression in the target cell type, limit systemic exposure to improve safety and reduce the volume of AAV needed. We have observed that hair cells and other non-sensory support cell types are readily transduced by multiple natural AAV serotypes in non-human primates. Additionally, inner ear hair cells are non-dividing, which means that AAV vector genomes are not diluted, eliminating a hurdle for achieving durable expression following a single administration of AAV gene therapy.

We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to an OTOF deficiency. OTOF is a protein expressed in the inner hair cells of the cochlea that enables communication between sensory cells of the inner ear and the auditory nerve by regulating synaptic transmission. We estimate approximately 20,000 individuals in the United States and the major markets in Europe suffer from hearing loss due to mutations in the OTOF gene. At present, the only treatment option for these individuals is a cochlear implant, or CI. However, while CIs provide a clear benefit over profound hearing loss, CIs have significant limitations.

We have designed DB-OTO utilizing a proprietary, cell-selective promoter to provide expression of OTOF that is limited to hair cells. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter, which is designed to drive expression in all cells. In addition to the loss of durability, we observed that use of a ubiquitous promoter in mice resulted in the loss of inner hair cells throughout the cochlea. DB-OTO is an AAV-based gene therapy intended to be delivered to patients using the surgical approach employed by otologists and pediatric otolaryngologists during a standard cochlear implantation procedure. We believe the cell-selective expression of DB-OTO and its delivery by this established surgical procedure will provide a core competitive advantage important to the success of

DB-OTO. Based on feedback from the U.S. Food and Drug Administration, or FDA, we are currently conducting preclinical studies to support our planned submission of an investigational new drug application, or IND, to the FDA. We are soliciting feedback from European regulatory authorities to support our planned submission of a CTA within the European Union. We plan to submit an IND or CTA in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022. In addition to DB-OTO, we are advancing AAV.103 and AAV.104, additional gene therapy programs targeting hearing loss resulting from other single gene mutations, or monogenic, forms of hearing loss. AAV.103 aims to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene. We anticipate that we will identify a product candidate for our AAV.103 program in 2022. We anticipate that we will announce the target for our AAV.104 program in 2021.

We are also using our platform to design and develop a pipeline of gene therapies for hair cell regeneration within the inner ear. We are engineering gene therapies to convert supporting cells, the cells adjacent to hair cells, into both cochlear and vestibular hair cells in order to restore hearing and balance function. These gene therapies are designed to express the developmental or reprogramming factors that control cell fate and use our proprietary, cell-selective promoters to control expression spatially and temporally. We are developing our DB-ATO gene therapy program for hair cell regeneration for the treatment of BVP, a debilitating acquired condition that significantly impairs balance, mobility and stability of vision. Many BVP patients lack vestibular hair cells yet retain vestibular supporting cells. We estimate there are approximately 130,000 adults in the United States and the major markets in Europe with BVP. There are no approved therapies for BVP and the current standard of care, which is focused on rehabilitation and lifestyle changes, does not address the underlying loss of vestibular hair cells often responsible for the condition.

DB-ATO is an AAV-based gene therapy that utilizes a proprietary supporting cell-selective promoter to express ATOH1, a transcription factor required for hair cell differentiation. DB-ATO aims to restore balance by promoting regeneration of hair cells in the vestibular system, the sensory system responsible for balance. In preclinical studies, selective expression of ATOH1 in vestibular supporting cells resulted in regeneration of vestibular hair cells in mouse models of BVP. We are using behavioral and objective tests to assess preclinical efficacy of our DB-ATO program. We are also evaluating AAV.201, an AAV-based gene therapy that combines ATOH1 with another reprogramming factor, for the treatment of BVP. Pending the outcome of preclinical efficacy studies of DB-ATO and AAV.201, we aim to nominate a development candidate for DB-ATO in 2021 and announce the target for AAV.201 in 2022. In addition, we are advancing our cochlear hair cell regeneration program to treat acquired hearing loss by regenerating cochlear outer hair cells. We plan to announce the targets for our cochlear hair cell regeneration program in 2022.

In addition to our gene therapy product candidate and programs, we are developing a clinical-stage product candidate, DB-020, for the prevention of cisplatin-induced hearing loss. DB-020 is a novel formulation of sodium thiosulfate, or STS, that we have optimized for local delivery to the ear. STS inactivates cisplatin, a widely used chemotherapy that often leads to hearing loss and related complications in patients being treated for cancer. We are developing DB-020 to prevent cisplatin-induced hearing loss without impacting the beneficial anti-tumor effect of cisplatin. In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 in healthy volunteers, in which DB-020 was well tolerated. Following the Phase 1 clinical trial, we initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial in 2020 to evaluate the safety and efficacy of DB-020 for the prevention of cisplatin-induced hearing loss. We expect to report results from an interim analysis of this trial in the second half of 2021. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

In 2017, we entered into a strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, that is currently focused on developing gene therapies for monogenic forms of congenital hearing loss. Under the collaboration, we are developing DB-OTO, AAV.103 and AAV.104 with Regeneron using dedicated discovery teams from Regeneron and its mouse and human genetics research platforms and gene therapy capabilities. Regeneron has agreed to pay milestones and reimburse costs on a product-by-product basis intended to reflect approximately half of the development costs. We retain worldwide development and commercialization rights to all products developed under the collaboration and have agreed to pay Regeneron tiered royalties on net sales of products developed under the collaboration. In October 2020, we amended the collaboration with Regeneron, and ATOH1, the target of our DB-ATO program, was removed from the collaboration. Because DB-ATO was previously being developed with Regeneron under the collaboration, we agreed, as part of the amendment, to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO.

We have assembled an experienced team of biotechnology executives, prominent inner ear biologists and drug discovery and development experts, as well as a Scientific Advisory Board comprised of leaders in the fields of hearing and balance, gene therapy, single-cell genomics and regenerative medicine. We believe that the promising clinical and preclinical data supporting our product candidates and programs, our platform, broad intellectual property and collaboration with Regeneron support our mission to become the leading biotechnology company focused on developing treatments for hearing and balance disorders.

Our Pipeline

We have built a pipeline to further our vision of a world in which the privileges of hearing and balance are available to all. Our portfolio of product candidates and programs is primarily derived from our proprietary platform and is focused in three areas:

•	Gene Therapies for Congenital, Monogenic Hearing Loss designed to restore functional cells within the cochlea to address hearing disorders caused by single gene mutations
•	Gene Therapies for Hair Cell Regeneration designed to replace lost hair cells within the inner ear to address acquired hearing loss and balance disorders
•	Otoprotection Therapeutic in clinical development to prevent hearing loss in cancer patients undergoing chemotherapy with cisplatin

We retain worldwide development and commercialization rights to all of our product candidates and programs.

Strategy

Our goal is to transform the lives of people with hearing and balance disorders. We intend to establish ourselves as the leading biotechnology company focused on hearing and balance disorders by discovering, developing and commercializing innovative gene therapies for restoration and regeneration of hair cells and non-sensory support cells within the inner ear. We aim to accomplish this goal by implementing the following strategies:

•

Advance our lead gene therapy product candidate, DB-OTO, into and through clinical development and regulatory approval. We are developing DB-OTO to provide hearing to individuals born with profound hearing loss due to mutation of the OTOF gene. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter. We are currently conducting preclinical studies to support our planned submission of an IND to the FDA or a CTA within the European Union in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022. To inform our clinical development strategy for DB-OTO, we are conducting a natural history study in what we believe is the largest characterized OTOF cohort of patients in collaboration with the Hospital Ramon y Cajal medical institution in Spain. Based on feedback from the FDA, we intend to include an accepted, objective measure of hearing sensitivity, auditory brainstem response, or ABR, as a primary endpoint in our planned Phase 1/2 clinical trial of DB-OTO, which we expect will enable us to quickly assess whether there is a therapeutic response, as well as age-appropriate behavioral measurements of hearing.

•

Pursue a development strategy for rapidly advancing a gene therapy product candidate for BVP into clinical trials. We are developing DB-ATO, our gene therapy program designed to restore balance in patients with BVP by regenerating lost hair cells in the vestibular system of the inner ear. In mouse models of BVP that we developed, cell-selective expression of ATOH1 resulted in regeneration of hair cells within the vestibular system. We are using behavioral and objective tests to assess preclinical efficacy of DB-ATO, including vestibulo-ocular reflex, or VOR, an involuntary movement of the eyes in response to head movement, whole body rotation or other stimulation, which has been utilized as an objective measure in clinical trials. We are also conducting studies of AAV.201 to explore whether a single AAV vector delivering a combination of ATOH1, the transgene in DB-ATO, with another reprogramming factor may enable superior restoration of balance in patients with BVP. Pending the outcome of preclinical efficacy studies of DB-ATO and AAV.201, we aim to nominate a development candidate for DB-ATO in 2021 and announce the target for AAV.201 in 2022.

•

Apply our platform capabilities to broaden our pipeline and develop gene therapies for congenital, monogenic hearing loss and acquired hearing and balance disorders. We are utilizing our platform and the learnings from the development of DB-OTO to develop AAV.103 to restore hearing in individuals with mutations in the GJB2 gene and AAV.104, an additional gene therapy program targeting another monogenic form of hearing loss. We are also using our platform to advance our cochlear hair cell regeneration program designed to treat acquired hearing loss by regenerating cochlear outer hair cells. We plan to leverage the strength of our platform to discover and develop other novel gene therapies designed to selectively replace genes for congenital, monogenic hearing loss or regenerate inner ear hair cells for acquired hearing and balance disorders.

•

Continue to expand our proprietary platform through integration of single-cell genomics and bioinformatics, precision gene therapy technologies and inner ear expertise. We are pioneering the integration of single-cell genomics and bioinformatics and precision gene therapy for the inner ear. We have generated what we believe is the largest database of inner ear, single-cell gene expression profiles and have utilized this database to identify and select cell-selective promoters and our gene therapy program targets, including reprogramming factors. We intend to further expand our product engine capabilities to enhance the therapeutic reach and productivity of our drug discovery process.

•

Maximize the value of our pipeline and our platform by exploring strategic collaborations. Given the potential of our platform, we may opportunistically enter into strategic collaborations around certain targets or programs. We may seek strategic collaborations where we believe the resources and expertise of a third-party pharmaceutical or biotechnology company could be beneficial to the development or commercialization of our product candidates, could advance our programs to maximize their market potential or could expand our platform capabilities, as our Regeneron collaboration has done. We believe that the benefits of a strategic collaboration could be particularly valuable to us with respect to the further development and commercialization of DB-020 and intend to evaluate such opportunities on the basis of the clinical data we generate in our ongoing Phase 1b clinical trial.

Our Opportunity – Hearing Loss and Balance Disorders

Hearing Loss

Globally, the World Health Organization, or WHO, estimates that 466 million people, including 34 million children, have disabling hearing loss. There are approximately 48 million people living in the United States with hearing loss. Children with hearing loss often experience delays in language development despite the use of hearing aids or CIs. These children are also at increased risk of impairment in executive functioning, which manifests itself in concentration, problem solving and working memory deficits. In the elderly, the neurocognitive impacts of hearing loss are also profound. Hearing loss during middle age was identified as the highest relative risk for dementia amongst all modifiable and non-modifiable risks according to a recent Lancet Commission report. Across all ages, hearing loss profoundly limits an individual’s connection to the environment and to other people, resulting in limited social interactions, feelings of loneliness and isolation. The WHO estimates that the global cost of unaddressed hearing loss is approximately $750 billion due to health sector costs (excluding the cost of hearing devices), costs of educational support, loss of productivity and societal costs. Despite these significant costs, no therapies to restore hearing have been approved by the FDA or, to our knowledge, other international regulatory agencies.

There are two primary categories of hearing loss: conductive, which occurs from physical interference of sound transmission in the ear canal or middle ear, and sensorineural, which occurs from dysfunction of the cochlea or auditory nerve in the inner ear. Hearing loss at birth is termed congenital hearing loss and affects approximately 1.7 out of every 1,000 children born in the United States. The majority of permanent, congenital hearing loss cases are sensorineural and result from a single gene defect. To date, over 90 distinct genes have been identified by researchers that lead to non-syndromic, which means accompanied by no other signs or symptoms, congenital hearing loss when mutated. In approximately 80% of these cases, the hearing loss is autosomal recessive, or only occurs when both copies of a gene are mutated. Mutation of the OTOF and GJB2 genes are two of the most common causes of autosomal recessive, non-syndromic, congenital hearing loss. Mutations in the genes STRC, SLC26A4, Myosin15A, Cadherin23, TMPRSS3 and TMC1 are all also associated with autosomal recessive, non-syndromic congenital hearing loss.

Acquired hearing loss, which impacts both adults and children, may originate from both a genetic and non-genetic etiology. Use of certain medicines such as cisplatin, exposure to loud sounds and aging can all result in damage to the inner ear and ultimately hearing loss. Since the regenerative capacity of the mammalian inner ear is limited, damage to hair cells of the inner ear is considered permanent, often accumulates over years and may only be addressed through regenerative approaches. We believe the number of people with disabling hearing loss will continue to increase as the WHO estimates that 1.1 billion people aged 12 to 35 years are at risk of hearing loss due to exposure to elevated noise levels in recreational settings.

Our Sense of Hearing

As shown in the image below, (1) sound waves enter our ear through the air and into the outer ear where they (2) cause the tympanum (eardrum) to vibrate. This causes a series of small bones (ossicles) in the middle ear to vibrate, which (3) transmit these vibrations through a small membrane called the oval window. These vibrations (4) cause displacements of structures within the cochlea that are sensed by hair cells and converted into signals that our brain perceives as sound.

How Sound Waves Move from the Outer Ear to the Inner Ear

There are two types of sensory hair cells in the cochlea: outer hair cells and inner hair cells. Outer hair cells amplify quiet sounds, while inner hair cells primarily detect and transmit sound signals to the brain via the auditory nerve. There are approximately 15,000 hair cells in the human cochlea which are arranged in a tonotopic manner, meaning each region of the cochlea is activated by different sound frequencies. The image below is of a mouse cochlea and depicts three rows of outer hair cells, labeled in blue and indicated by the yellow arrows, and one row of inner hair cells, also labeled in blue, and highlighted by the white arrows. The sound frequency map moves from the apex of the cochlea, which detects the lowest frequency sounds, to the base of the cochlea, which detects the highest frequency sounds.

Image of Outer Hair Cells and Inner Hair Cells in the Cochlea

Damage or dysfunction within these cells and cellular structures can lead to hearing loss, debilitating sensitivity to sound or tinnitus, which is a ringing in the ears. Importantly, once hair cells are lost for any reason, they do not naturally regenerate, and the resulting loss of function is permanent.

Diagnosis and Treatment of Hearing Loss

Every U.S. state has an established early hearing detection and intervention program and greater than 96% of newborns are screened within one month after birth. Newborns with severe-to-profound congenital hearing loss are routinely identified through this screening, which typically employs either ABR or otoacoustic emission, or OAE, which are non-invasive measures of inner ear hair cell function. ABR measures neural activity between inner hair cells and the brain in response to brief sounds, and OAEs measure whether outer hair cells in the cochlea appropriately respond to sound in the inner ear. Importantly, both ABR and OAE are similar across animal species and are routinely used to assess hearing in both human patients and preclinical animal models. A newborn that fails an initial screen will typically be given a full diagnostic assessment, including genetic testing in some cases, as a follow-up to confirm the finding and to potentially identify the underlying cause of the hearing loss.

Adults that experience hearing loss may initially discuss this with their primary care physician but ultimately are likely to be tested by an audiologist and thereafter managed by an audiologist or otolaryngologist, trained as an ear, nose and throat specialist, or ENT. ENTs are the treating physicians for hearing loss and are trained as surgeons capable of performing cochlear implantation as well. In the United States, there are approximately 12,500 audiologists and 12,000 ENTs.

Current treatment options are severely limited for patients diagnosed with congenital or acquired hearing loss. Individuals with mild-to-moderate hearing loss, or a deficit of 25 to 55 decibels, or dB, from baseline, may be fitted with hearing aids. However, hearing aids are only able to amplify sounds too quiet to hear otherwise. Hearing aids are not able to address hearing loss due to disruptions in the hearing circuit.

Adults and children with severe-to-profound hearing loss, or deficits over 71 dB, are unable to perceive any speech. These individuals, who are not helped by hearing aids, may be candidates for cochlear implantation, which is the only approved treatment for hearing loss. CIs involve a surgically implanted electrode system that stimulates the auditory nerve, an external microphone, sound processor and transmitter system, which receive sounds from the environment. Only approximately 50% of children with severe-to-profound hearing loss in the United States receive a CI. Among adults who have developed severe-to-profound hearing loss in the United States, approximately 5% have chosen to have CIs. Historically, we estimate that the majority of individuals who have received a CI only received a CI in one ear.

CIs do not restore normal hearing and the surgical procedure potentially makes the implant incompatible with future restorative therapeutics of the cochlear hair cells for that ear. Although CIs have had a positive impact on many children with congenital hearing loss, they do not address the underlying pathophysiology and are only an assistive device for patients. The human inner ear has thousands of hair cells which provide a high-resolution signal to the brain to enable complex perception and human communication. CIs use between 8 and 24 electrodes to provide a signal to the brain, which results in a downsampling, or compression, of information and a severely degraded auditory signal. As a result, recipients of CIs often report difficulty understanding speech in real-world environments, even with low levels of background noise, and difficulty distinguishing complex components of sound like pitch and melody. Children with CIs are at risk of missing out on important social cues and information that influences their relationships. As shown in the image below, in an independent study of 46 children with normal hearing or CIs conducted by researchers at The Ohio State University, Columbus, the 27 children with CIs who were evaluated understood less than 20% of words in noise levels consistent with a classroom environment and less than 60% of words in a quiet environment when lip reading cues were not available.

Word Recognition with Normal Hearing vs. Cochlear Implants in Quiet Environment and Noise Levels Consistent with Classroom Settings

In addition, a recent third-party academic study has shown that approximately 50% of children with CIs were held back a grade during elementary school. Teenagers with CIs were also twice as likely as their peers to be enrolled in vocational training rather than tracking for university. Moreover, when the implant is taken off at night or for repair, the children are also once again disconnected from the auditory world. Finally, CIs can fail, resulting in revision surgeries or reimplantation in up to approximately 11% of cases.

Balance Disorders

Beyond hearing loss, dysfunction of the inner ear may also result in severe impairments in balance due to damage in an individual’s vestibular system. Loss of hair cells in the vestibular system can result from certain medicines or as a result of the aging process, which can lead to chronic balance problems and result in significant life impairment and an increased risk of falls. The National Institutes of Health, or NIH, estimates that up to eight million U.S. adults suffer from a chronic balance disorder. A subset of individuals with chronic balance disorders suffer from BVP, a profound bilateral loss of vestibular sensation. We estimate there are approximately 130,000 adults with BVP in the United States and the major markets in Europe.

Our Sense of Balance

The vestibular system, which is located in the inner ear as shown in the image below, provides information critical to our sense of balance. This system includes five sensory organs – three semicircular canal end organs and two otolith organs called the utricle and saccule – that work together to enable us to determine our position and movement in space. The vestibular system also helps to stabilize and coordinate vision and provide input to our musculoskeletal system by way of the brainstem and cerebellum, the brain’s movement control center. Importantly, vestibular information is encoded by vestibular hair cells, which are evolutionarily linked to the hair cells within the cochlea.

The Vestibular System of the Inner Ear

Diagnosis and Treatment of Balance Disorders

Individuals who experience dizziness, vertigo or balance impairment are typically evaluated with objective, established tests to evaluate the function of the vestibular system. Many of these tests quantify the VOR. Additional objective measurements, including vestibular evoked myogenic potentials, or muscle activity in response to vestibular stimulation, are used to assess vestibular function. Many patients diagnosed with a vestibular disorder are prescribed rehabilitation or pharmacological interventions to manage the impact of symptoms. While there are treatments for the symptoms of vestibular disorders, there are no approved therapies that treat the underlying condition.

Our Platform

We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance gene therapy product candidates designed to selectively replace genes for congenital, monogenic hearing loss and to regenerate inner ear hair cells for acquired hearing and balance disorders.

Our platform consists of:

•

Single-Cell Genomics and Bioinformatics: We are applying proprietary analyses of gene expression in the cochlea and vestibule and have generated a comprehensive database of every known inner ear cell type to enable target identification and evaluation, as well as identification and selection of promoters for gene therapies.

•

AAV Capsid Tropism Profiles for the Inner Ear: We have built a comparative dataset of AAV capsid tropism in non-human primates to enable us to transduce therapeutically relevant cell types of the inner ear. Tropism means the ability of a virus to infect a particular cell.

•	Cell-Selective Promoter Library: We have built a proprietary library of promoters to enable us to drive precise expression of transgenes in therapeutically relevant cell types.

Single-Cell Genomics and Bioinformatics

As depicted in the image below, we are optimizing and applying a series of single-cell genomics and bioinformatics approaches we believe to be essential for understanding the complex cellular diversity of the inner ear, including epigenetic capabilities to sequence regions of active DNA within cells, transcriptomic capabilities to characterize cell function and capabilities to enable identification of alternative transcript splicing.

We have applied these approaches to assemble a single-cell database of gene expression profiles from all known cell types within the inner ear. This comprehensive dataset includes over three million cellular transcriptional expression profiles from the cochlea and vestibule of several mammalian species. The proprietary dataset spans key stages of development from embryonic to adult and includes data we generated after various perturbations, including noise, aging and chemical insult. To our knowledge, this is the largest dataset of its kind for the inner ear. We are using this dataset to identify and select targets, including reprogramming factors to promote inner ear hair cell regeneration, and cell-selective promoters to drive precise expression of transgenes and restore functionality in hair cells and non-sensory support cells of the inner ear.

Precision Gene Therapy and Proprietary, Cell-Selective Promoters

We have evaluated seven naturally occurring and engineered AAVs in non-human primate species and found that multiple AAV capsids reliably transduce a broad set of cell types within the inner ear. Notably, one of these AAV serotypes is AAV1, a well-studied and understood AAV serotype that is used in a gene therapy product approved by European regulatory authorities. The image below presents a cross-section of the cochlea of a non-human primate with red staining indicating AAV1 transduced cells at a dose of 3.2x1011 viral genomes per ear. The broad tropism we observed of AAV1 and other AAV capsids at modest doses in the non-human primate inner ear supports our belief that we can selectively target a large number of cell types within the human inner ear with naturally occurring AAV capsids when coupled with a cell-selective promoter. We believe that because of the broad tropism of these AAVs in human inner ear cells, therapeutics based on these AAVs may not require capsid engineering and thereby avoid potential manufacturing complications and safety concerns attributable to novel capsids.

Cross-section of the Non-human Primate Cochlea with AAV1 Transduced Cells

The favorable transduction profile of multiple AAV capsids within the inner ear coupled with the enclosed compartment of the inner ear facilitates the use of a dual vector approach to deliver a full-length transgene that would normally exceed the packaging capacity of AAV vectors. To achieve expression of the full-length transgene, a target cell needs to receive a copy of both vectors and the portion of the transgene delivered by each vector, which then must recombine to enable expression of the full-length transgene. We have evaluated multiple dual vector strategies and employ a proprietary dual-hybrid approach in which our vectors enable expression of a full-length transgene.

Using proprietary analyses, we have exploited our single-cell genomics capabilities to develop a library of cell-selective promoters for therapeutically relevant cell types within the inner ear. Candidate promoters are designed based on gene expression, local epigenetic state and conservation across mammals, and we then validate each candidate across model systems and across species.

To date, we have generated and confirmed the specificity of cell-selective promoters that limit expression to therapeutically relevant inner ear cells in mice and non-human primates spatially and temporally. The image below shows representative images of green fluorescent protein, or GFP, a reporter gene used as a surrogate for a therapeutic transgene under the control of a cell-selective promoter. Based on our preclinical studies, we believe that cell-selective promoters could enable greater efficacy and durability and minimize potential toxicity in our gene therapies.

Cell-Selective Promoters in Therapeutically Relevant Inner Ear Cells

Reprogramming Factors to Control Cell Fate

Our regeneration strategy is to convert supporting cells, the cells adjacent to hair cells, into new hair cells in the inner ear. Our single-cell genomics and bioinformatics dataset includes hair cells at all stages of development, allowing us to reconstruct a differentiation trajectory that spans nascent hair cells to mature subtypes like inner and outer hair cells, and has enabled us to identify reprogramming factors that control cochlear and vestibular hair cell fate during normal development. Once identified, these can be expressed to reprogram supporting cells into new hair cells during adulthood. As shown in the image below, we identify candidate reprogramming factors expressed during the normal transition from progenitor cell to immature hair cell to mature hair cell, as represented by the figure on the left. We then evaluate the ability of those reprogramming factors to drive a mature hair cell fate via selective expression in inner ear supporting cells as shown by the figure on the right.

Reprogramming Factor Identification

Our Pipeline

Our portfolio of product candidates and programs is primarily derived from our proprietary platform and is focused in three areas:

•	Gene Therapies for Congenital, Monogenic Hearing Loss designed to restore functional cells within the cochlea to address hearing disorders caused by single gene mutations
•	Gene Therapies for Hair Cell Regeneration designed to replace lost hair cells within the inner ear to address acquired hearing loss and balance disorders
•	Otoprotection Therapeutic in clinical development to prevent hearing loss in cancer patients undergoing chemotherapy with cisplatin

Gene Therapies for Congenital, Monogenic Hearing Loss

We are leveraging our platform to advance gene therapy programs designed to selectively replace genes for congenital, monogenic hearing loss. We are developing our lead gene therapy product candidate, DB-OTO, to provide durable restoration of hearing to individuals born with profound hearing loss due to mutation of the OTOF gene. In addition to DB-OTO, we are advancing additional gene therapy programs targeting hearing loss resulting from other monogenic forms of hearing loss, including AAV.103, which aims to restore hearing in individuals with mutations in the GJB2 gene, and AAV.104. To date, over 90 distinct genes have been identified by researchers that lead to non-syndromic, congenital hearing loss when mutated. In approximately 80% of these cases, the hearing loss is autosomal recessive.

DB-OTO

DB-OTO is an AAV-based dual-vector gene therapy product candidate designed to selectively express functional OTOF in the inner hair cells of individuals with OTOF deficiency with the goal of enabling the ear to transmit sound to the brain and facilitate hearing. We are currently conducting preclinical studies to support our planned submission of an IND to the FDA or a CTA within the European Union for DB-OTO in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022.

OTOF-Related Hearing Loss

Mutations of the OTOF gene are one of the most common causes of genetic, congenital hearing loss, accounting for up to 8% of all cases. We estimate that the prevalence of profound hearing loss from OTOF deficiency in the United States and the major markets in Europe is approximately 20,000 individuals. In these regions and many other locations around the world, newborns with OTOF-mediated hearing loss are typically identified through routine hearing screening using ABR or OAE prior to being discharged from the birthing hospital. A newborn that fails an initial screen will typically be given a full diagnostic assessment, including genetic testing in some cases, as a follow-up to confirm the finding and to potentially identify the underlying cause of the hearing loss.

OTOF is a protein expressed in cochlear inner hair cells that enables communication between the sensory cells of the inner ear and the auditory nerve by regulating synaptic transmission. As shown in the image below, normal functioning OTOF enables inner hair cells to release neurotransmitters in response to stimulation by sound, which then activates the auditory nerve and carries the signal to the brain.

Functional OTOF Enables Inner Hair Cells To Release Neurotransmitters

Newborns born with mutations in the OTOF gene have fully developed structures within the inner ear. However, these newborns have profound hearing loss because signaling between the ear and the brain is disrupted. Importantly, despite OTOF deficiency, preclinical models and human clinical data suggest that the remainder of the inner ear and hearing circuit are fully functional. For example, while OTOF-deficient individuals present with an absent ABR, OAEs can still be detected, suggesting that the sensory cells within the inner ear remain viable and that expression of a functional OTOF gene could enable restoration of hearing.

There are currently no approved therapies to address OTOF-mediated hearing loss. The only available treatment options are assistive devices, such as a hearing aid or CI. Hearing aids provide very little benefit and are only used in a small minority of patients. CIs provide a clear benefit over profound hearing loss. However, they have significant limitations as they provide impoverished signals to the brain. Furthermore, the surgical implantation of a CI into the inner ear potentially makes the implant incompatible with future restorative therapies for that ear. Thus, we believe restoration of hearing would be transformative for these individuals.

Our Solution

DB-OTO is designed to provide hearing by expressing functional OTOF in hair cells to enable the ear to transmit sound to the brain and facilitate hearing. DB-OTO is an AAV-based dual-vector gene therapy that uses AAV1 as a delivery vehicle to facilitate expression of an OTOF transgene under the control of a proprietary Myosin15, or Myo15, promoter. OTOF is a large gene which exceeds the packaging capacity of an AAV vector. As a result, DB-OTO employs a dual vector approach involving the delivery of the transgene in two separate parts, with each part being delivered by a separate AAV vector and then combining through intracellular recombination to express a full length OTOF gene.

DB-OTO is intended to be delivered intracochlearly to patients using the surgical approach employed by otologists and pediatric otolaryngologists during a standard cochlear implantation procedure. This delivery is a well-accepted surgical approach for accessing the inner ear. We believe the cell-selective expression of OTOF under the Myo15 promoter and the established surgical procedure will provide competitive advantages important to the success of DB-OTO.

Preclinical Studies

The feasibility of restoring functional hearing in a mouse model of OTOF-deficiency has been established in a number of independent, academic studies. For example, researchers from the University of California, San Francisco and the University of Florida utilized a dual vector approach to deliver two different recombinant vectors directly to the cochlea of OTOF knockout mice. In that study, a single intracochlear injection of the vector pair in a fully developed mouse ear was able to generate the full length OTOF gene, express OTOF protein in the inner hair cells and restore hearing indistinguishable from wildtype, as measured by ABR.

In developing DB-OTO, we generated a novel knock-in mouse model that has a nonsense mutation, Q828X, commonly seen in individuals with OTOF-related hearing loss. We refer to the mice in the model as Q828X mice. We have used this model to conduct multiple preclinical studies of DB-OTO. For instance, we have conducted preclinical studies using this model to assess OTOF expression and the restoration of ABR waveforms. As shown by the representative image in the leftmost panel below, in this model, heterozygous mice with one mutant OTOF and one functional copy of the OTOF gene expressed OTOF protein in inner hair cells, as shown by the pink cells in the highlighted box, and a normal ABR waveform, shown in red, in response to an 80 dB sound pressure level, or SPL, stimulus. An 80 dB stimulus is equivalent to a gasoline-powered lawn mower. We observed similar ABR waveforms across 12 heterozygous mice and expression of OTOF across 12 heterozygous mice. As shown by the representative image in the middle panel below, in untreated Q828X mice with two mutant copies of OTOF, no OTOF protein can be visualized within the cochlea, as seen by the lack of pink cells in the highlighted box, and the ABR waveform, shown in blue, is undetectable in response to an 80 dB stimulus. We observed similar ABR waveforms in seven untreated Q828X mice and expression of OTOF across 16 untreated Q828X mice. Consistent with previous academic studies, and as shown in the representative image in the rightmost panel below, treatment with a pair of recombinant AAV vectors expressing two parts of the OTOF transgene that was delivered by a single intracochlear injection resulted in expression of functional OTOF protein within the cochlea of the Q828X mice, as shown by the pink cells in the highlighted box, and restoration of normal ABR waveforms, as shown by the black trace. Furthermore, in these mice, we observed restoration of normal ABR waveforms in a fully developed mouse ear up to 12 months of age. We observed similar ABR waveforms and expression of OTOF across 13 studies of treated Q828X mice.

Preclinical Studies Demonstrated Restoration of Hearing in Mouse Model with Dual AAV-OTOF

Because the anatomy of the inner ear, an accessible, small, enclosed compartment, enables direct delivery of high viral titers, we believe that dual vector approaches are able to generate sufficient levels of full-length transcript within the cochlea. In preclinical studies, across AAV-OTOF injections in Q828X mice, we have observed that achieving OTOF expression in greater than 20% of inner hair cells was sufficient to restore ABR sensitivities within normal ranges. In these studies, we evaluated 76 Q828X mice that were between ten weeks and 44 weeks of age at time of hearing assessment and histology for OTOF-positive inner hair cell counts. As shown in the chart below, we observed that in those mice with OTOF expression in fewer than 20% of inner hair cells, 75% showed no recovery of ABR sensitivity, 16% showed some improvement of ABR sensitivity and 9% showed ABR sensitivity within the normal range. In those mice with OTOF expression in 20% or greater of inner hair cells, all showed some improvement in ABR sensitivity, including 83% to 92% that had ABR sensitivities within the normal range. For purposes of this analysis, normal range indicates the mean plus or minus two standard deviations we observed in untreated heterozygous mice. ABR sensitivity for both heterozygous controls and treated OTOF-deficient animals was recorded in response to a 22 kHz stimulus, which we believe represents a mid-to-high cochlear frequency location in mice that may translate to a frequency important for perception of human speech.

Expression of OTOF in Greater than 20% of Inner Hair Cells Restored Normal ABR Sensitivity in Q828X Mice

We have evaluated in several preclinical studies, including dose-response studies, the dependence of OTOF expression and functional recovery on dosing increments at one month-post DB-OTO infusion. In these studies, we administered by intracochlear injection DB-OTO in doses that ranged from 1.4x1010 to 1.9x1011 viral genomes per ear to 189 mice that were four to eight weeks of age. At these ages, the inner ear was fully developed and is expected to replicate translational conditions for future treatment in infants and young children. Over the dosing range, we observed a pronounced dose response in which low dosing resulted in minimal OTOF expression and minimal recovery of ABR sensitivity while mid-to-high doses resulted in a higher percentage of inner hair cells expressing OTOF and meaningful recovery of ABR sensitivity across vocalization frequency ranges for the mice. These findings, along with a volumetric scaling approach, were used to inform dose selection for our exploratory safety and distribution studies in Q828X mice and non-human primates, as well as the proposed design of our planned good laboratory practice, or GLP, toxicology studies and planned human clinical trials.

Because we have observed that AAV capsids transduce a broad set of cell types within the inner ear, the use of AAV capsids to deliver therapy necessitates strategies to minimize toxicity associated with expression of OTOF in cells that do not typically express OTOF. To address this concern, we leveraged our molecular insights and capabilities to identify and engineer a Myo15 cell-selective promoter to control transgene expression such that OTOF is expressed only in hair cells. We have observed this selectivity in multiple preclinical studies in mice and non-human primates. In one study, to evaluate translation of DB-OTO, we delivered by intracochlear injection dual vectors encoding GFP in which the GFP complementary DNA is split between two AAV vectors under the control of the Myo15 promoter to the inner ears of six non-human primates. In the study, our dual vector technology dosed at 2.0x1012 viral genomes per ear was able to drive highly selective expression of GFP in the majority of hair cells of the non-human primate inner ear. The image below presents a representative section of the non-human primate inner ear in which GFP, shown in green, is present only in hair cells, the cells located between the dotted white lines and identified with the hair cell marker Myo7a. Nuclei of hair cells and other cells are shown in blue, as stained by DAPI, a fluorescent stain that binds strongly to DNA.

Dual Vector AAV and Myo15 Drove Highly Selective Expression of GFP in Hair Cells of Non-Human Primates

The fraction of inner hair cells expressing dual vector GFP was assessed at several different frequencies across the six non-human primates in the study. In frequency regions we believe to be important for non-human primate vocalization, we observed expression of GFP in greater than 75% of inner hair cells as highlighted in the graph below.

Dual Vector AAV and Myo15 Drove Full Length GFP Expression in Most Inner Hair Cells of Non-Human Primates Across Frequency Regions

To compare durability of hearing restoration between OTOF expressed by our cell-selective promoter, Myo15, and a ubiquitous promoter, smCBA, we conducted a preclinical study in 15 Q828X mice with DB-OTO or AAV-smCBA-hOTOF, respectively, and followed their recovery over a seventeen-week period. In this study, we administered DB-OTO by intracochlear injection. We measured ABR in response to frequency-specific tones intended to activate specific regions of the cochlea, as well as in response to gross broadband click stimuli which activate multiple frequencies. In the study, we observed that ABR waveforms were restored within four weeks following injection with DB-OTO and were maintained through week seventeen as measured in response to frequency-specific stimuli. While we also saw initial functional recovery with the ubiquitous promoter at four weeks post-infusion, we observed that the response to frequency-specific stimuli had deteriorated when measured at eight weeks post-treatment. The image below shows ABR thresholds in response to 22 kHz stimulus with the blue trace depicting DB-OTO treated mice and the red trace depicting AAV-smCBA-hOTOF treated mice.

Durability of ABR Sensitivity with DB-OTO Compared to AAV Vector with a Ubiquitous Promoter in Q828X Mice

When hearing in this study was assessed by gross broadband click stimuli spanning multiple frequencies, the test was less sensitive to this loss of durability. Histological analysis revealed degeneration of inner hair cells throughout the cochlea after treatment using the ubiquitous promoter, which was pronounced in specific regions. Importantly, this loss of function was not observed in the Q828X mice that were infused with DB-OTO. Taken together, we believe that these observations support our belief that cell-selective regulation of expression may provide significant advantages in the development of gene therapies for the durable restoration of hearing.

To further understand the improvement in durable restoration of hearing with our hair cell-selective promoter, in a separate study, we delivered DB-OTO and the same comparison vector by intracochlear injection to a total of 40 wild type and heterozygous carriers of the Q828X mutations to assess impacts on hearing. We found that DB-OTO had no negative impact on hearing as measured by ABR in response to frequency-specific tones or gross broadband click stimuli in the heterozygous mice. Histological analysis revealed normal inner hair cells up to one month after DB-OTO infusion. By contrast, we observed loss of inner hair cells throughout the cochlea and loss of hearing for frequency specific ABR tone responses after infusion of the comparison vector under the control of the ubiquitous promoter. Of note, we again observed that this gross broadband click response was less sensitive to the distributed pathology that we observed.

Preclinical Safety

We have performed an exploratory toxicology study of DB-OTO in 32 Q828X mice which revealed no treatment related findings with doses as high as 1.2x1011 viral genomes per ear delivered by intracochlear injection. We also evaluated vector biodistribution in these mice and less than 1/10,000 of the total dose was seen in all measured non-ear tissues (heart, kidney, liver, spleen, blood, spinal cord) combined. RNAscope, an in situ hybridization assay for detection of RNA, was used to evaluate the brain and minimal distribution of DB-OTO was detected. We have also conducted preliminary safety studies and evaluation in seven non-human primates utilizing the intended intracochlear injection procedure for the clinic. DB-OTO and the surgical administration procedure were generally well tolerated. All animals in the study completed assessments with no evidence of any adverse clinical findings. Frequency-specific tone burst ABR was monitored and revealed no change in hearing in the relevant vocalization frequency range at one month after infusion with DB-OTO or vehicle in all non-human primates. In the six non-human primates that received DB-OTO, minimal distribution was observed outside of the ear, with some genomes observed in lymph node and spleen.

Based on pre-IND feedback from the FDA, we are currently conducting additional preclinical studies in mice and non-human primates to support our planned submission of an IND to the FDA for DB-OTO. We are conducting these studies to obtain time course expression information for DB-OTO to enable us to finalize design of the GLP studies required for the submission of the IND. In the mouse study, expression is being assessed at timepoints starting at three days out to two months with five mice for each timepoint. For the non-human primates study, expression will be assessed at timepoints starting at two weeks out to two months with three non-human primates for each timepoint. Mice and non-human primates will receive hearing or cochlear function tests, including ABR and distortion product otoacoustic emission, or DPOAE, testing. In addition, we will conduct additional standard in-life assessments, such as body weight, body condition and clinical observations at baseline and during the studies. We anticipate that we will complete these studies in 2021 to support initiation of GLP studies in 2021. We also are soliciting feedback from European regulatory authorities to support our planned submission of one or more CTAs within the European Union for DB-OTO. We plan to submit the IND or our first CTA in 2022.

Clinical Development

Subject to the acceptance of our IND or CTA, we plan to initiate a Phase 1/2 clinical trial of DB-OTO in 2022. We have already begun to design our Phase 1/2 clinical trial. The planned doses of DB-OTO will be informed by the dose concentrations used in our dose-response studies in our Q828X mouse model and our planned GLP toxicology studies. Extrapolation of doses will be based on the inner ear volume across species. We have observed consistency between achieved transgene expression in mice and non-human primates when keeping the cochlear concentration of AAV constant across species by volumetric dose extrapolation.

To further support our Phase 1/2 clinical trial, we are conducting a natural history study in collaboration with Hospital Ramon y Cajal in Spain, which utilizes a database that currently is comprised of 149 patients with OTOF mutations. We plan to establish similar collaborations at additional sites in the United States and within Europe, each of which will involve collection of physiologic, behavioral and patient-reported experience endpoints that may be used to guide the design of our Phase 1/2 clinical trial. We believe the conduct and results of these natural history studies will also encourage diagnostic practices at clinical trial sites to support patient identification for the Phase 1/2 clinical trial. In parallel, we have launched Amplify, a sponsored testing program with the genetic testing company, Invitae. Through this program, Invitae is performing genetic testing using one of its comprehensive gene panels in eligible patients with auditory neuropathy at collaborating sites. We believe this testing program will provide a greater understanding of genetic sensorineural hearing loss and promote enrollment in our future clinical trials.

We expect to conduct our Phase 1/2 clinical trial in two parts: a dose escalation phase in which the safety, tolerability and bioactivity of multiple doses of DB-OTO will be evaluated followed by the enrollment of an expansion cohort to further characterize safety and efficacy at a selected dose. Based on preliminary discussions with the FDA, we intend to enroll pediatric patients in the trial. Efficacy endpoints are expected to include physiologic responses to sound as measured by ABR, as well as age-appropriate behavioral measurements of hearing.

We plan to seek orphan drug and fast track designations for DB-OTO for the treatment of patients with OTOF-mediated hearing loss. Following generation of preliminary clinical data, we also plan to seek regenerative medicine advance therapy designation for DB-OTO.

AAV.103 and AAV.104

We believe that additional autosomal recessive mutations that result in congenital hearing loss can potentially be addressed by AAV gene replacement therapies. We are designing AAV.103 to restore hearing to individuals with a GJB2 deficiency, the most common cause of congenital hearing loss. Most GJB2 mutations result in severe-to-profound hearing loss, and we estimate the prevalence in the United States and the major markets in Europe is at least 280,000 individuals. GJB2 encodes the connexin 26 gap junction protein, which is expressed in non-sensory cells of the inner ear such as supporting cells. Connexins are a family of transmembrane proteins that form channels between adjacent cells. Gap junction channels are believed to be involved in the recycling of ions, such as potassium, to maintain the electric voltage needed to enable normal hearing. We are designing AAV.103 to selectively express GJB2 in only the cells that normally express GJB2, a strategy we believe could potentially restore gap junctions and restore hearing. We are working in collaboration with Regeneron to develop AAV.103 and anticipate that we will identify a product candidate for our AAV.103 program in 2022.

Beyond GJB2, mutations in a number of other genes are also associated with autosomal recessive, non-syndromic congenital hearing loss. In collaboration with Regeneron, we are currently conducting preclinical studies in our AAV.104 program to evaluate preclinical efficacy and cell-selectivity of certain proprietary promoters. We anticipate that we will announce the target for our AAV.104 program in 2021.

Gene Therapies for Hair Cell Regeneration

We are leveraging our platform to advance gene therapy programs to regenerate inner ear hair cells for acquired hearing and balance disorders. We are advancing our DB-ATO gene therapy program to restore balance in patients with BVP by regenerating lost hair cells within the vestibule. We are also evaluating AAV.201, an AAV-based gene therapy that combines ATOH1 with another reprogramming factor, to restore balance in patients with BVP and an additional gene therapy program to treat acquired hearing loss by regenerating cochlear outer hair cells.

DB-ATO

We are designing DB-ATO as an AAV-based gene therapy that utilizes a proprietary vestibular supporting cell-selective promoter to express ATOH1, a transcription factor required for hair cell differentiation, in vestibular supporting cells to promote the regeneration of vestibular hair cells. We are developing DB-ATO for the treatment of BVP.

Bilateral Vestibulopathy

BVP is a debilitating condition that is often caused by certain antibiotics such as gentamicin. Patients with BVP may experience dramatic loss of hair cells and have difficulty maintaining a stable gaze and posture. These individuals have a 70% incidence of oscillopsia, or blurred vision during head movement, and may experience chronic disequilibrium and postural instability. Most patients with BVP are unable to work due to disability and are at a 31-fold increased risk of falls. Many BVP patients lack vestibular hair cells, yet retain vestibular supporting cells and neurons, which we believe makes them amenable to a regenerative approach. We estimate there are approximately 130,000 adults with BVP in the United States and the major markets in Europe. Despite the severity, there are no approved therapies for BVP, and the standard of care is focused on rehabilitation and lifestyle changes that do not address the underlying loss of vestibular hair cells often responsible for the condition.

Our Solution

DB-ATO aims to restore balance by promoting regeneration of hair cells in the vestibule within the inner ear. The intended mechanism of action is direct conversion of vestibular supporting cells into vestibular hair cells through expression of ATOH1. ATOH1 is a well-studied gene within the inner ear field as it is both necessary and sufficient to generate hair cells during development. In a number of published, independent preclinical studies, ATOH1 has been shown to convert adult vestibular supporting cells into vestibular hair cells. We have evaluated multiple AAV capsids in preclinical studies to assess their ability to reliably transduce vestibular supporting cells in both mice and non-human primates. Because many patients with BVP have normal hearing, in order to minimize any impact on hearing, we are designing DB-ATO to utilize an AAV capsid in combination with a selective promoter to limit cochlear expression. In multiple preclinical studies, we have observed that the promoters under consideration for inclusion in DB-ATO were selective for vestibular supporting cells when delivered by intravestibular injection to the adult mouse ear in vivo.

We have developed two mouse models of BVP in which we can selectively ablate vestibular hair cells in vivo without killing vestibular supporting cells. In a preclinical study in these mice, as quantified in the image below, treatment by intravestibular injection of DB-ATO in 10 mice resulted in regeneration of vestibular hair cells in the utricle, as measured by the hair cell marker Pou4f3. Similar results were observed in the crista, one of the semicircular end organs of the vestibular system.

In Vivo Regeneration of Vestibular Hair Cells in Utricle in Mouse Model of BVP After Treatment with DB-ATO

We applied our single-cell genomics and bioinformatics capabilities to characterize the newly generated hair cells in the study and confirmed that their transcriptional profiles resembled mature vestibular hair cells. In addition, the regenerated cells contained stereocilia hair bundles and established synapses with vestibular neurons, which are important markers of mature, functional hair cells.

We are using behavioral and objective tests to assess preclinical efficacy of DB-ATO, including VOR, which is an objective measure that has been used in clinical trials.

In addition to ATOH1, the transgene in DB-ATO alone, we are currently conducting preclinical studies in our mouse models of BVP of AAV.201 to explore whether a single AAV vector delivered with an intravestibular injection expressing a combination of ATOH1 with another reprogramming factor may further enhance maturation of specific vestibular hair cell types. We believe this combination may enable superior restoration of balance in patients with BVP.

Pending the outcome of preclinical efficacy studies of DB-ATO and AAV.201, we aim to nominate a development candidate for DB-ATO in 2021 and announce the target for AAV.201 in 2022.

Loss of hair cells in the vestibular system can also result from the aging process, which may lead to chronic balance problems and result in significant life impairment and an increased risk of falls. We believe that our strategy of regenerating vestibular hair cells through conversion of neighboring supporting cells could restore balance, and we may explore whether any product candidate we develop for BVP is able to regenerate vestibular hair cells as a treatment for acquired age-related and other balance disorders.

Cochlear Hair Cell Regeneration

Age-related hearing loss and noise-induced hearing loss affect millions of people in the United States and Europe. Research has shown that the degree of hearing loss in these populations is best predicted by the amount of outer hair cell loss. We believe that restoring outer hair cells could restore hearing in these individuals. In our cochlear hair cell regeneration program, we are designing an AAV-based gene therapy that utilizes cell-selective expression of reprogramming factors to convert supporting cells into outer hair cells. We are currently conducting preclinical in vitro and in vivo rodent studies to evaluate the cell-selectivity of certain proprietary promoters and the ability of certain reprogramming factors that may drive an outer hair cell fate. We anticipate that we will announce the targets for our cochlear hair cell regeneration program in 2022.

Otoprotection Therapeutic

We are developing DB-020 for the prevention of cisplatin-induced hearing loss in cancer patients receiving chemotherapy. DB-020 is a novel formulation of STS, a naturally occurring metabolite which inactivates cisplatin through covalent binding. We have optimized the DB-020 formulation for local delivery to the ear, which we believe may enable DB-020 to protect hearing without impacting the beneficial effect of cisplatin chemotherapy. We have completed a Phase 1 clinical trial of DB-020 in Australia and are currently enrolling a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial to evaluate the safety and efficacy of DB-020 in preventing hearing loss in cancer patients undergoing chemotherapy with cisplatin. We expect to report results of an interim analysis of the trial in the second half of 2021. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

Cisplatin-Induced Hearing Loss

Cisplatin is systemically delivered and one of the most commonly used chemotherapeutics despite severe, dose-limiting side effects. Ototoxicity is one of the most common, serious adverse effects of cisplatin-based chemotherapy, leading to permanent hearing loss in the majority of patients. We estimate that approximately 270,000 patients per year in the United States, the major markets in Europe and Japan receive cisplatin-based chemotherapy with more than 85% of these patients receiving high doses that correlate to a greater risk to hearing. This hearing loss can be devastating and is often associated with imbalance, tinnitus and a debilitating sensitivity to sound. Oncologists indicate that cisplatin is commonly used with curative intent, suggesting that protecting patients’ quality of life after chemotherapy is of high concern to both physicians and patients. Due to the irreversible nature, we believe that prophylactic use of DB-020 could benefit patients receiving cisplatin.

Multiple third-party Phase 3 clinical trials in pediatric patients have shown prevention of ototoxicity associated with cisplatin through inactivation of cisplatin by STS. In the most recent trial, intravenous infusion of STS reduced the incidence of ototoxicity by nearly 50%. To mitigate the risk that systemic delivery of STS concurrent with cisplatin infusion would inactivate cisplatin throughout the body and prevent or reduce the beneficial chemotherapeutic effect, administration of STS in this trial was delayed until six hours post-treatment with cisplatin. Importantly, even in the context of delayed systemic administration of STS, a negative impact on overall survival was observed in patients with metastatic disease, suggesting that eventual use in pediatric patients would need to be limited to those with localized, non-metastatic solid tumors.

Our Solution

We are developing DB-020 as a formulation of STS to be delivered to the inner ear to mitigate cisplatin-induced ototoxicity in patients of all ages. To accomplish this, we formulated DB-020 to achieve high cochlear concentrations of STS following a local injection through the ear drum, or transtympanically, into the middle ear. Transtympanic administration is a brief, minimally invasive, routine, office-based procedure performed by ENTs and is generally well-tolerated. As highlighted in the image below, we believe DB-020’s route of administration and pharmacologic profile allows for flexible timing at multiple points in the typical chemotherapy patient workflow and can be administered at any point in the three hours prior to receiving cisplatin.

Potential Timeline for Administration of DB-020 to Patients Receiving Cisplatin

Clinical Trials

In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 to assess safety in healthy volunteers in Australia. In the Phase 1 clinical trial, a total of 32 subjects were randomized to receive one of four doses of DB-020 or placebo in one ear. Ten additional subjects were randomized to receive bilateral doses, or doses in both ears, of DB-020 or placebo. In the trial, DB-020 was well-tolerated with adverse events generally mild to moderate. There were no serious treatment-emergent adverse events, or TEAEs, study drug-related serious TEAEs, discontinuations due to TEAEs, or deaths in the trial. Notably, administration of DB-020 resulted in only nominal systemic increases of STS, which we believe suggests that DB-020 should have no impact on the efficacy of cisplatin therapy throughout the body. The maximal thiosulfate concentration above endogenous levels ranged from 0.80 to 2.45 µM. In preclinical, in vitro studies in five human cancer cell lines, we determined that DB-020 concentrations less than or equal to 30 µM did not reduce cisplatin anti-tumor or cell-killing.

Based on the results of our Phase 1 clinical trial, we submitted an IND for DB-020 to the FDA and initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial of DB-020 in patients undergoing treatment with cisplatin in 2019. The trial is being conducted at sites in the United States and Australia to evaluate both the safety and efficacy of DB-020 in preventing hearing loss in cancer patients with any tumor type receiving high-dose cisplatin in 21- to 28-day cycles. Patients enrolled in the trial are randomized to receive one of two doses in one ear while the contralateral ear receives placebo, enabling each patient to serve as their own control. Patients are being evaluated using pure tone audiometry, speech-in-noise, DPOAE, the Tinnitus Functional Index, and quality of life measures. We plan to conduct an interim analysis after we have enrolled approximately 20 patients. Based on patient enrollment to date, we expect to report results from an interim analysis in the second half of 2021.

Preclinical Studies

To assess the potential efficacy of DB-020, we established four rodent models of cisplatin-induced ototoxicity. In preclinical studies in these models, cisplatin treatment alone resulted in profound hearing loss in the rodents and histological analyses demonstrated significant loss of outer hair cells, while treatment with DB-020 by local injection one hour before and one hour after treatment with cisplatin resulted in protection of hearing and outer hair cells. As shown in the blue trace in the image below, treatment with 0.5M of DB-020 at one hour after cisplatin injection resulted in almost complete hearing protection as measured by ABR across a range of frequencies in every rodent tested in one of our models, while rodents exposed to cisplatin alone experienced profound hearing loss as shown in the red trace in the image below.

Mean Auditory Response Across Frequencies for Cisplatin-Exposed Rodents Treated with DB-020

As shown in the representative image below taken seven days after intervention, histological analyses also revealed outer hair cells were protected in rodents treated with DB-020.

Histological Analysis of Outer Hair Cells in Cisplatin-Exposed Rodents Treated with DB-020

In pharmacokinetic experiments conducted in a total of 40 rodents, cochlear concentrations above the predicted minimal efficacious dose persisted for 16 hours after injection. Importantly, local delivery minimized systemic exposure of STS to within the range of endogenous plasma levels.

Manufacturing

Gene Therapies

We believe the inner ear is particularly well suited for gene therapy treatments as its small, enclosed nature and accessibility for direct, local delivery facilitate efficient transduction of target cells with a small volume of viral vectors. For a given product, we believe we will only need to deliver a small volume and low dose of vector to achieve near-complete transduction of the target cells in the cochlea or vestibule. As such, we expect that the manufacturing requirements for our inner ear gene therapies will be significantly lower than systemically delivered gene therapies or gene therapies that target larger organs.

Due to the expected AAV tropism for inner ear cell types, we plan to utilize naturally occurring AAV serotypes for which third party manufacturers have clinical and manufacturing experience. Accordingly, our production process utilizes an approach with HEK293 mammalian cells and transient plasmid transfection, a commonly used host cell and approach for many clinical and commercial AAV gene therapies that are familiar to global regulatory agencies. Commercial raw materials and reagents are readily available from multiple third-party suppliers.

Our relationship with Regeneron provides us access to established, research-stage AAV capabilities. We believe working with an experienced contract development and manufacturing organization, or CDMO, with an extensive history of clinical and commercial AAV expertise will enable rapid development of our lead gene therapy product candidate, DB-OTO. We have established a relationship with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc), a CDMO, to perform process development and current good manufacturing practices, or cGMP, manufacturing for DB-OTO. We expect Catalent to produce GLP material to support toxicology studies and cGMP material to support clinical development of DB-OTO. Catalent has significant AAV development experience through to commercial manufacturing and has produced over 100 clinical GMP batches across multiple third-party programs utilizing the same production platform approach that will be used for the manufacture of DB-OTO. We have completed technology transfer with Catalent and are conducting process studies ahead of cGMP manufacture.

We believe that manufacturing expertise and capacity is of critical importance for the development of gene therapies, and we intend to continue to work with and rely upon CDMOs for production of future gene therapies. We also plan to continue to evaluate our options for ensuring manufacturing capacity on an ongoing basis, including strategic partnerships, contractual relationships with other CDMOs, as well as investment in internal manufacturing.

Small Molecules

Our DB-020 product candidate is a proprietary formulation of STS optimized for local delivery to the ear for which we utilize well-established manufacturing and drug-delivery technologies developed by the pharmaceutical industry for small molecule manufacturing. We rely on third-party contract manufacturers and contract research organizations with a track record of FDA-compliant manufacturing and testing for the product. After appropriate testing and meeting specifications, we release these materials to additional contract manufacturers for packaging into finished drug product for clinical use. We expect to continue to use a similar hybrid of internal expertise and external contract manufacturing for commercialization of DB-020.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our intellectual property rights, in particular our patents rights; preserve the confidentiality of our trade secrets and operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our product candidates and methods of manufacturing the same. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. Additionally, we file patent applications and in-license patents and patent applications directed to our platform, our product candidates, our programs, which includes gene therapies and related technology, methods and other related technologies. As of February 28, 2021, our owned, co-owned and in-licensed patent estate included three U.S. granted patents, six pending U.S. non-provisional patent applications, 33 foreign pending patent applications, 12 pending Patent Cooperation Treaty, or PCT, applications and six pending U.S. provisional patent applications.

Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

DB-OTO

With regard to our DB-OTO product candidate, we co-own with Regeneron three pending PCT applications, one pending U.S. provisional application and two pending foreign patent applications with claims directed to compositions of matter covering DB-OTO and methods of use thereof. These applications and patent applications claiming the benefit of these PCT applications or provisional applications, if issued, are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own two pending U.S. non-provisional patent applications, one pending U.S. provisional application, and five pending foreign patent applications with claims directed to compositions of matter covering DB-OTO and methods of use thereof. These applications, if issued, are expected to expire in 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also exclusively license from the Regents of the University of California, and have an option to exclusively license from University of Florida, a patent family co-owned by University of Florida and Regents of the University of California comprised of a pending U.S. application with claims directed to methods of increasing expression of otoferlin and eight pending foreign patent applications in such jurisdictions as Australia, China, Europe, and Japan, which if issued, are expected to expire in 2038, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also exclusively license from the University of Missouri a U.S. patent with claims directed to a hybrid dual vector system such as the system used in DB-OTO, which is expected to expire in 2030, without giving effect to any potential patent term extension assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

DB-ATO

With regard to our DB-ATO program, we own three pending U.S. provisional applications, one pending PCT application and two pending foreign patent applications with claims directed to compositions of matter covering DB-ATO and methods of use thereof. These applications and patent applications claiming the benefit of the PCT application or the provisional applications, if issued, are expected to expire in 2040 and 2041, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

DB-020

With regards to our DB-020 product candidate, we own two granted U.S. patents with claims directed to pharmaceutical compositions covering our DB-020 product candidate or methods of mitigating hearing loss using DB-020, which are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own a pending U.S. patent application and 10 corresponding pending foreign patent applications in such jurisdictions such as Australia, Brazil, Canada, China, Europe, and Japan, with claims directed to pharmaceutical compositions and methods of their use, which if issued, are expected to expire in 2039, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own a pending U.S. non-provisional patent application with claims directed to methods of mitigating hearing loss using DB-020, which if issued, is expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and a pending PCT application. Patent applications claiming the benefit of this PCT application, if issued, are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Our Platform

The patent portfolio for our integrated, propriety platform includes patents and patent applications relating to our gene therapy for hair cell regeneration programs, our gene therapies for congenital, monogenic hearing loss, our gene therapy technologies, our cell-selective promoters and our formulations. Our platform portfolio is based upon our owned patent portfolio that includes patents and patent applications directed generally to the compositions of matter, pharmaceutical compositions, and methods of delivering and using the same. As of February 28, 2021, we owned 15 pending U.S., PCT and foreign patent applications covering components of our platform, including our cell-selective promoters. While we believe that the specific and generic claims contained in our pending applications provide protection for our platform, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our platform are projected to have a statutory expiration date in between 2037 and 2042, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of products from our intellectual property may be entitled to patent term extensions. If our use of drug candidates or the drug candidate itself receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or drug candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and, even if granted, the length of such extensions.

In addition to patent protection, we rely upon confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, confidential know-how is difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, employees and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our confidential know-how may become known or be independently developed by a third party or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our proprietary information.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of inventions.

Trademark Protection

As of February 28, 2021, we owned 35 trademark applications related to our business with the U.S. Patent and Trademark Office. We plan to register trademarks in connection with our products.

License and Collaboration Agreements

We are a party to a number of agreements under which we license patents, patent applications and other intellectual property from and/or collaborate with third parties. These agreements impose various diligence and financial payment obligations on us. We consider the following agreements to be material to our business.

License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc.

In November 2017, we entered into a license and collaboration agreement, which was amended in October 2020, with Regeneron, or the Regeneron Agreement. The Regeneron Agreement has a research term of five years and Regeneron has the right to extend for up to two years at one-year intervals. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C preferred stock to Regeneron in consideration for its entry into the amendment, which shares converted into 791,439 shares of our common stock upon the consummation of our initial public offering.

Pursuant to the Regeneron Agreement, during the research term, we have established research plans that specify the activities each party undertakes with respect to the discovery or development of therapies directed to specific collaboration targets, which we refer to as collaboration products. Each party is responsible for its own respective costs and has agreed to use commercially reasonable efforts to complete the activities as designated in the agreed-upon research plan. For the DB-OTO program, we have also committed to utilize a specified level of research personnel in the program. Additional collaboration targets may be added to the Regeneron Agreement by mutual consent or if they arise from certain novel target identification activities conducted under the Regeneron Agreement and achieve mutually agreed validation criteria. As between the parties, we are primarily responsible for the direction and conduct of the research program, however, Regeneron contributes various technologies and expertise of its own as well as employees and research services by mutual agreement. A joint research committee oversees the research program.

A joint product committee will oversee development and commercialization of a collaboration product following IND acceptance for such collaboration product. As between the parties, we are solely responsible for developing and commercializing collaboration products in the field of hearing loss and balance disorders. We have an obligation to use commercially reasonable efforts to develop and commercialize such collaboration products in the field. During the term of the Regeneron Agreement, neither we nor Regeneron may develop or commercialize any products directed to collaboration targets in the field of treatment and prevention of disease involving loss of hearing or balance, other than pursuant to the Regeneron Agreement.

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B preferred stock at price per share of $2.00, which shares converted into 989,299 shares of our common stock upon the consummation of our initial public offering. If Regeneron elects to extend the term of the research program, it will be obligated to pay us $10.0 million for each one-year extension. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in the aggregate if the collaboration product is a small molecule, intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration enabling trials.

Under the Regeneron Agreement, we are required to pay Regeneron tiered royalties on the worldwide net sales of collaboration products at percentages which range from mid-single digit to mid-thirties, with the exact royalty rate depending on the extent to which Regeneron shared in the funding of the collaboration product, the level of net sales of the collaboration product, the nature of any intellectual property contributed by Regeneron included in the collaboration product and whether the product is sold inside or outside the field. In the case of collaboration products for which Regeneron does not opt-out, our obligation to pay tiered royalties on the worldwide net sales ranges from percentages in the mid-twenties to mid-thirties. In the case of collaboration products for which Regeneron opts-out, our obligation to pay tiered royalties on the worldwide net sales ranges from percentages in the mid-single digits to mid-twenties. Our obligation to make royalty payments to Regeneron on account of worldwide net sales of collaboration products continues so long as we, our affiliates, licensees or sublicensees sell collaboration products. To date, we have not made any royalty or other payments to Regeneron under the Regeneron Agreement.

Pursuant to the Regeneron Agreement, we have granted to Regeneron a right of first negotiation if we choose to license or otherwise transfer rights to develop or commercialize collaboration products. Regeneron may opt-out of the collaboration with respect to any collaboration product following submission of the IND to the FDA for a collaboration product: immediately prior to the initiation of a registration enabling trial, immediately prior to the submission of a marketing authorization application and at any time following the initiation of the registration enabling trial, upon notice to us within a specified time period. If Regeneron opts out with respect to a collaboration product, it does not owe further milestones on that collaboration product and will no longer share development expenses for such collaboration product. Regeneron may opt back into a collaboration product under certain circumstances.

Pursuant to the amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment is creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO as such costs are incurred, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low- to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

In November 2020, we achieved our first milestone in connection with the initiation of manufacturing to support GLP toxicology studies of DB-OTO and, in December 2020, we received a milestone payment of $4.4 million, less the $0.5 million creditable payment previously paid to us by Regeneron.

The term of the Regeneron Agreement will continue until neither we nor any of our affiliates nor any of our sublicensees is developing or commercializing any collaboration products. Either party may terminate the agreement for cause for the other party’s uncured material breach on prior written notice, if the other party becomes insolvent or in certain circumstances in which either party challenges the patent rights of the other party. In addition, if we suspend development activities for a specified period of time, or if we fail to invest specified levels of committed resources to the DB-OTO program, Regeneron would have certain remedies, including the ability to obtain control over further development and commercialization of DB-OTO and AAV.103, subject to payments to us to be negotiated, and the ability to terminate its obligations to us with respect to other collaboration products.

License Agreements with The Regents of The University of California and the University of Florida Research Foundation, Incorporated

We are a party to license agreements with each of The Regents of The University of California, or UCSF, and University of Florida Research Foundation, Incorporated, or UFRF, pursuant to which we separately and independently license from each institution patent rights they jointly own related to compositions and methods for expressing otoferlin, which cover DB-OTO, our product candidate for profound hearing loss due to an otoferlin deficiency.

License Agreement with The Regents of The University of California

In October 2019, we entered into a license agreement with The Regents of the University of California, or UCSF, relating to certain patent rights related to compositions and methods for expressing otoferlin, which we refer to collectively as the UCSF License.

Under the UCSF License, we acquired an exclusive, sublicensable, worldwide license to make, have made, use, sell, offer for sale and import products, services, and methods covered by the licensed patent rights, and to perform licensed processes. Under the UCSF License, UCSF retains the right to make, use and practice certain of the licensed intellectual property rights for research and educational purposes, and the right to license to other academic and nonprofit organizations to practice the patent rights for research and educational purposes. The UCSF License is also subject to pre-existing rights of the U.S. government and the NIH.

In connection with our entry into the UCSF License, we paid to UCSF a small upfront fee and agreed to pay UCSF an additional small fee following the issuance of the first patent under the UCSF License. In addition, under the terms of the UCSF License, we are required to pay to UCSF certain nominal annual license maintenance fees unless we are selling or otherwise exploiting licensed products or services paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, we agreed to pay UCSF low single-digit royalties on annual net sales of licensed products and services. Our obligation to pay royalties continues until the expiration or abandonment of the last of the patent rights licensed under the UCSF License. In addition, we are obligated to make contingent milestone payments to UCSF totaling up to $500,000 upon the achievement of certain regulatory milestones and up to $5.0 million upon the achievement of certain commercial sales milestones whether achieved by us or a sublicensee of ours. In the event that we sublicense the licensed patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by us.

In addition, if we grant a sublicense under our license from UFRF, we are also required to concurrently grant a sublicense under the UCSF License on the terms and conditions of the UCSF License.

Under the UCSF License, we are obligated to diligently proceed with the development, manufacture and sale of at least one licensed product and/or service, and to earnestly and diligently market such licensed product and/or service after receipt of any requisite regulatory approvals and in quantities sufficient to meet market demand. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UCSF under certain circumstances. UCSF has the right to revoke our right to sublicense the UCSF License or reduce the license to a nonexclusive license if we are unable to perform our diligence obligations.

The agreement will continue until the last to expire or abandonment of the patent rights under the UCSF License. The patent rights we have licensed under the UCSF License are expected to expire in 2038, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We may terminate the agreement by providing prior written notice to UCSF or we may terminate the rights under patent rights on a country-by-country basis by giving notice in writing to UCSF. UCSF has the right to terminate the agreement if we fail to make any payments, challenge any UCSF patent rights or otherwise materially breach the agreement and fail to cure such breach within a specified grace period.

License Agreement with University of Florida Research Foundation

In October 2020, we entered into a license agreement with University of Florida Research Foundation, Incorporated, or UFRF, relating to certain patent rights related to compositions and methods for expressing otoferlin, which we refer to collectively as the UFRF License.

Under the UFRF License, we acquired an exclusive, sublicensable, worldwide license to make, have made, use, sell, have sold, and import products covered by the licensed patent rights. Under the UFRF License, UFRF retains the right for itself and any non-profit institution or governmental entity to practice and have practiced certain of the licensed intellectual property rights for research, clinical, and educational purposes. The UFRF License is also subject to pre-existing rights of the U.S. government.

In connection with our entry into the UFRF License, we paid to UFRF an upfront fee of $100,000 and agreed to pay UFRF an additional $100,000 following the issuance of the first patent under the UFRF License. In addition, under the terms of the UCSF License, we are required to pay to UFRF certain nominal annual license maintenance fees until the first year in which we sell a licensed product. Under the UFRF License, we have agreed to pay UFRF a low single-digit royalty on annual net sales of licensed products. Our obligation to pay royalties continues on a licensed-product-by-licensed-product and country-by-country basis until the expiration of the last of the patent rights licensed under the UFRF License. In addition, we are obligated to make contingent milestone payments to UFRF totaling up to $800,000 in the aggregate upon the achievement of certain clinical and regulatory milestones and up to an additional $11,150,000 in the aggregate upon the achievement of certain commercial sales milestones, in each case, whether achieved by us or by a sublicensee of ours. In the event that we sublicense the licensed patent rights, UFRF is also entitled to receive a percentage of the sublicensing revenue received by us.

Under the UFRF License, we are obligated to use commercially reasonable efforts to develop, commercialize and maintain supply of licensed product. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UFRF under certain circumstances. UFRF has the right to terminate our license if we fail to perform our diligence obligations.

The agreement will continue on a licensed-product-by-licensed-product and country-by-country basis until the last to expire of the patent rights under the UFRF License. The patent rights we have licensed under the UFRF License are expected to expire in 2038, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We may terminate the agreement by providing prior written notice to UFRF. UFRF has the right to terminate the agreement if we fail to make any payments, bring action or proceeding against UFRF or otherwise breach the agreement and fail to cure such breach within a specified grace period. In addition, the agreement will immediately terminate upon certain events of insolvency of either party.

License Agreement with The Curators of the University of Missouri

In August 2019, we entered into a license agreement with The Curators of the University of Missouri, or the University of Missouri, which was amended in February 2021, relating to certain patent rights related to the AAV vectors we are using in the gene therapies we are developing for congenital, monogenic hearing loss due to an otoferlin deficiency and due to a deficiency in another specified gene, which we refer to collectively as the University of Missouri License.

Under the University of Missouri License, we acquired an exclusive license to make, have made, use, sell, have sold, import, distribute or otherwise transfer products, or the licensed products, covered by the licensed patent rights. We may sublicense the licensed patent rights with the University of Missouri’s prior written approval. Under the University of Missouri License, the University of Missouri retains the right to make, use and practice certain of the licensed intellectual property rights for non-commercial research purposes and the right to license to nonprofit, academic or government institutions the patent rights for non-commercial research purposes. The University of Missouri License is also subject to pre-existing rights of the U.S. government and the National Institutes of Health.

In connection with our entry into the University of Missouri License, we paid to the University of Missouri an upfront fee of $100,000 and agreed to pay the University of Missouri a nominal annual license maintenance fee. In addition, we agreed to pay to the University of Missouri a low single-digit royalty on annual net sales of licensed products sold regardless of where such licensed products are manufactured and an additional low single-digit royalty on annual net sales of licensed products that are sold outside of the United States but manufactured within the United States, with a specified minimum annual royalty requirement. Our obligation to pay royalties continues until the expiration or abandonment of the last of the patent rights licensed under the University of Missouri License. In addition, we are obligated to make milestone payments on a licensed-product-by-licensed-product basis to the University of Missouri totaling up to $772,500 in the aggregate upon the achievement of certain development and regulatory milestones and up to $13.1 million in the aggregate upon the achievement of certain commercial sales milestones, whether achieved by us or a sublicensee of ours. In the event that we sublicense the licensed patent rights, the University of Missouri is also entitled to receive a tiered percentage of the sublicensing revenue received by us, which varies depending on the stage of development at which we enter into such sublicense.

Under the University of Missouri License, we are obligated to use reasonable commercial efforts to advance the licensed product towards commercialization. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates. The University of Missouri has the right to unilaterally terminate the University of Missouri License or reduce the license to a nonexclusive license if we fail to meet such specified milestones.

The agreement will continue until the last to expire or abandonment of the patent rights under the University of Missouri License. The patent rights we have licensed under the University of Missouri License are expected to expire in

2030, without giving effect to any potential patent term extension assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We may terminate the agreement by providing prior written notice to the University of Missouri or upon the uncured material breach of the agreement by the University of Missouri. The University of Missouri has the right to terminate the agreement if we fail to make any payments, upon the occurrence of certain events of insolvency for us, challenge any University of Missouri patent rights or otherwise materially breach the agreement and fail to cure such breach within a specified grace period.

Commercialization

We plan to directly market and commercialize our lead gene therapy product candidate, DB-OTO, if approved in the United States and the European Union, by developing our own sales and marketing force, targeting ENTs and audiologists. Outside of these regions and for any other product candidates that may be approved, we intend to establish marketing and commercialization strategies for each as we approach potential approval and expect to be able to leverage our then-existing sales and marketing force. We believe that the benefits of a strategic collaboration could be particularly valuable to us with respect to the further development and commercialization of DB-020 and intend to evaluate such opportunities on the basis of the clinical data we generate in our ongoing Phase 1b clinical trial of DB-020.

Competition

We face competition from a wide array of companies in the pharmaceutical, specialty pharmaceutical, biotechnology and medical device industries that have products or programs focused on hearing or balance disorders. We may also compete with the intellectual property, technology and product development efforts of academic, governmental and other public and private research institutions.

Our competitors, which include both small companies and large companies, may have significantly greater financial resources, an established presence in the market, a longer operating history than us and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials and potentially acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of any products that we commercialize are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain approval from the FDA or other regulators for their products before we may obtain approval for ours, which may result in regulatory exclusivity, and may commercialize products before we are able to.

Hearing Loss

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•

Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in preclinical development and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration;

•

Frequency Therapeutics, Inc., which is developing in collaboration with Astellas Pharma Inc. FX-322, a small molecule intended to treat sensorineural hearing loss through regeneration of cochlear hair cells through activation of inner ear progenitor cells, which has completed a Phase 2a clinical trial;

•

Otonomy, Inc., or Otonomy, and Applied Genetic Technologies Corporation, which are collaborating on the development of an AAV-based gene therapy to restore hearing in individuals with profound hearing loss caused by mutation of the GJB2 gene, which is in preclinical development; and

•	Sensorion SA, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development.

We are aware of product candidates in development to protect against chemotherapy-induced ototoxicity, including PEDMARK, a formulation of STS delivered via systemic injection, being developed by Fennec Pharmaceuticals, Inc., or Fennec, for the prevention of platinum-induced ototoxicity in pediatric cancer patients with localized, non-metastatic, solid tumors. In August 2020, Fennec received a complete response letter from the FDA for its New Drug Application, or NDA, for PEDMARK. We are also aware of D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy.

Balance Disorders

We are aware of other companies developing product candidates for balance disorders, including Otonomy and Sound Pharmaceuticals, which are both independently pursuing treatments for Meniere’s Disease.

Government Regulation

Government authorities in the United States, at the federal, state and local levels, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, licensing, packaging, storage, record-keeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Regulation of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Biologic products, including gene therapy products, are licensed for marketing under the Public Health Service Act, or PHSA, and regulated under the FDCA and implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. We, along with our vendors, collaboration partners, clinical research organizations, or CROs, clinical trial investigators, and contract development and manufacturing organizations will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The failure to comply with regulatory requirements under the FDCA, PHSA and other applicable laws at any time during the product development process or after approval may subject an applicant and/or sponsor to delays in development or approval, as well as a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, import/export delays, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities, including state agencies.

A drug candidate must be approved by the FDA through an NDA. A biological product candidate is licensed by FDA through a biologics license application, or BLA. An applicant seeking approval to market and distribute a new product in the United States must typically undertake the following:

•	completion of extensive preclinical laboratory tests, animal studies and formulation studies in compliance with applicable regulations, including the FDA’s GLP regulations;
•	submission to the FDA of an IND application for human clinical testing, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the drug product for each proposed indication and the safety, potency and purity of the biological product candidate for each proposed indication;

•	preparation and submission to the FDA of an NDA or BLA after completion of all pivotal clinical trials;

•	review by an FDA advisory committee, if applicable;
•

satisfactory completion of FDA pre-approval inspections of the manufacturing facility or facilities at which the proposed product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•

satisfactory completion of any FDA audits of the clinical trial sites that generated data in support of the NDA or BLA to assure compliance with GCP requirements and the integrity of the clinical data;

•	payment of user fees for FDA review of the NDA or BLA;
•	FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States; and
•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of chemistry, toxicity and formulation, purity and stability, as well as in vitro and animal studies to assess the potential safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved application. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational product and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time and imposes a clinical hold on the IND or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The FDA may nevertheless initiate a clinical hold after the 30 days if, for example, significant public health risks arise.

Human Clinical Trials in Support of a Marketing Application

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of qualified principal investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria of subjects, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB, either centrally or individually, at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects and the possible liability of the institution. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. In the United States, information about applicable clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group provides authorization for whether or not a study may move forward at designated check points based on certain available data from the trial to which only the DSMB has access. Finally, under the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval. These phases generally include the following:

•

Phase 1 clinical trials are initially conducted in a limited population of healthy volunteers or patients with the target disease or condition to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution, excretion, pharmacodynamics and, if possible, to gain early evidence of effectiveness.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is found to be potentially effective and that the product candidate has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a product; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of products approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA within 15 calendar days after the sponsor determines that the information qualifies for reporting for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the drug or biological characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.

Under the Pediatric Research Equity Act of 2003, a marketing application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Special Regulations and Guidance Governing Gene Therapy Products

The FDA has defined a gene therapy product as one that mediates its effects by transcription or translation of transferred genetic material or by specifically altering host genetic sequences, such as products that include nucleic acids, or genetically engineered microorganisms, engineered site-specific nucleases used for human genome editing and ex vivo genetically modified human cells. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER on its reviews.

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing, and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products and gene therapies for rare diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each stage of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-

up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a five-year period.

Review of a Candidate Product by the FDA

If clinical trials are successful, the next step in the development process is the preparation and submission to the FDA of a marketing application. The application is the vehicle through which applicants formally propose that the FDA approve a new drug or biologic for marketing and sale in the United States for one or more indications. The application must contain a description of the manufacturing process and quality control methods, as well as results of all preclinical studies, toxicology studies and clinical trials, including negative or ambiguous results as well as positive findings, and proposed labeling, among other things. Every new product candidate must be the subject of an approved application before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee. Further, the sponsor of an approved application is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an application, the FDA conducts a preliminary review of the application within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA has substantial discretion in the approval process and may refuse to file or approve an application or decide that the data is insufficient for appropriate and require additional preclinical, clinical or other studies. Once the NDA or BLA is accepted for filing, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to specified performance goals in the review process of applications. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. The FDA reviews NDAs and BLAs to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity.

Before approving an application, the FDA typically will inspect the facility or facilities where the product candidate is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

The FDA is required to refer an application for a novel product candidate to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on an Application

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. The FDA may approve an NDA for a drug product if it determines that the product is safe and effective for its proposed use. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter.

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain details of the deficiencies in the submission and the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA, withdraw the application or request a hearing. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. If the FDA concludes a REMS is needed, the sponsor must submit a proposed REMS, and the FDA will not approve the NDA or BLA without an approved REMS, if required. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy, Priority Review, and Regenerative Medicine Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they demonstrate the potential to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation, and regenerative medicine advanced therapy designation. The purpose of these programs is to provide important new drugs to patients earlier than under standard review procedures.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy of safety factors. For fast track products, sponsors may have a higher number of interactions with the FDA during preclinical and clinical development and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees upon submission of the first section of the NDA or BLA. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In addition, a new drug or biological product candidate may be eligible for breakthrough therapy designation if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

With passage of the 21st Century Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative medicine advanced therapies, or RMAT. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. In a recent guidance on expedited programs for regenerative medicine therapies for serious conditions, FDA specified that its interpretation of the definition of regenerative medicine advanced therapy products includes gene therapies that lead to a sustained effect on cells or tissues, such as in vivo AAV vectors delivered to non-dividing cells. The benefits of an RMAT designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review, and accelerated approval based on surrogate or intermediate endpoints.

Any product submitted to the FDA for approval, including a product with fast track, breakthrough, or RMAT designation, may also be eligible for priority review. A product is eligible for priority review if it is a product that is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months of the 60-day filing date.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for off-label uses in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA strictly regulates the marketing, labeling, advertising, and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription drug products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined under the Orphan Drug Act as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation before submitting an NDA or BLA.

If a product with orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA has recently issued draft guidance in which it stated it would consider certain key features, such as the transgenes expressed by the gene therapy and the vectors used to deliver the transgene, to be principal molecular structural features. With regard to vectors, the FDA intends to consider whether two vectors from the same viral class are the same or different on a case-by-case basis. The FDA does not intend to consider minor differences between transgenes and vectors to be different principal molecular structural features. The FDA also intends to consider whether additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells), should also be considered to be principal molecular structural features. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug...” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety, which is the molecule or ion responsible for the action of the drug substance, that has previously been approved by the FDA in any other NDA. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Section 505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on FDA’s previous findings of safety and/or effectiveness for an approved drug product, and may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference listed drug, or RLD. The FDA may then approve the new product candidate for all, or some, of the label indications for which the RLD has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When a 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book, except for patents covering methods of use for which the applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved RLD’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act included a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars in the United States.

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity, and potency as shown through analytical studies, animal studies, and a clinical study or studies. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product in any given patient, and for products administered multiple times to an individual, that the biologic and the reference product may be altered or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first approval of the product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date of the initial approval of the reference product.

Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state regulated, to regulate the use of biosimilars.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the Patient Protection and Affordable Care Act, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and regulatory interpretation of the BPCIA remain subject to significant uncertainty.

Patent Term Restoration and Extension

A patent claiming a new drug product or its method of use may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office (PTO) reviews and approves the application for any patent term extension in consultation with the FDA.

FDA Approval of Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain premarket approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales, and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, but it has not yet become effective. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. On January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the European Medicines Agency, or EMA, indicated that it plans to focus on the findings of a system audit, improving the usability, quality and stability of the clinical trial information system and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation in the European Union

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Specifically, the grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Specialized Procedures for Gene Therapies

The EMA’s CAT is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for somatic cell therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

The grant of marketing authorization in the European Union for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the European Union market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the

European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, could prevent pharmaceutical companies from commercializing any product candidates in the United Kingdom and/or the European Union and restrict their ability to generate revenue and achieve and sustain profitability. It remains to be seen how the new agreement will be implemented and operate.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement extended the application of the GDPR in the United Kingdom until the earlier of (1) the date on which adequacy decisions in relation to the United Kingdom are adopted by the European Commission under Article 36(3) of Directive (EU) 2016/680 and under Article 45(3) of Regulation (EU) 2016/679 or (2) April 30, 2021 (which may be extended to June 30, 2021 unless either the European Union or the United Kingdom objects). The Trade and Cooperation Agreement also includes provisions that may end such period if the United Kingdom makes changes to its data protection legal framework, unless the European Union agrees upon such change. After such period, the United Kingdom will be a “third country” under the GDPR. We may incur liabilities, expenses, costs and other operational losses under GDPR and applicable European Union Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost- effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical or biological products will apply to any companion diagnostics.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost-effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to be made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

•

the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities;

•

HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them, that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. In addition, certain state and local laws require drug manufacturers to register pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight, and reporting obligations, and the curtailment or restructuring of our operations.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government healthcare programs. Among the provisions of the PPACA of importance to our potential product candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

an expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	an expansion of the types of entities eligible for the 340B drug discount program;
•

establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•

establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2020 and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The American Taxpayer Relief Act of 2012, which was enacted in January 2013, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the PPACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the PPACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including  directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

There have been, and likely will continue to be, additional legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and develop product candidates.

Employees and Human Capital

As of February 28, 2021, we had 40 full-time employees, including a total of 22 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 31 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Our Corporate Information

We were incorporated under the laws of the state of Delaware under the name Hearing, Inc. in November 2013. We changed our name in April 2014. Our principal executive offices are located at 1325 Boylston Street, Suite 500, Boston, Massachusetts 02215, and our telephone number is (617) 370-8701. Our website address is www.decibeltx.com.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

Available Information

We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons.

The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference.

Item 1A. Risk Factors.

Our business is subject to a number of risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and the related notes thereto in evaluating our company. The risks described below are not the only risks facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, results of operations and financial condition to suffer materially.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $162.7 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our initial public offering, or IPO. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

•

submit an investigational new drug application, or IND, or clinical trial application, or CTA, and initiate a planned Phase 1/2 clinical trial of our lead gene therapy product candidate, DB-OTO, for the treatment of profound hearing loss due to mutation of the otoferlin, or OTOF, gene;

•

continue our current research programs and our preclinical development of DB-OTO, DB-ATO, AAV.103, AAV.104, AAV.201 and any product candidates that may arise from our current or future research programs;

•	continue our clinical development of DB-020, including our ongoing Phase 1b clinical trial;
•	advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of and invest in our platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, quality control and scientific personnel;
•	establish and maintain agreements with manufacturers for our product candidates; and
•

add operational, legal, compliance, financial and management information systems and personnel, including personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

In addition, our expenses will increase if, among other things:

•

we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;

•	there are any delays in completing our clinical trials or the development of any of our product candidates; or
•	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

We have no products for which we have obtained marketing approval and have not generated any revenue from product sales. Even if we obtain marketing approval of and are successful in commercializing one or more of our product candidates, we expect to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have never generated revenue from product sales and our most advanced product candidate is in early clinical trials. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We are only in the preliminary stages of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately estimate or know the nature, timing or costs of the efforts that will be necessary to complete the preclinical and clinical development and commercialization of our product candidates or when, or if, we will be able to generate revenues or achieve profitability.

Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully develop and obtain the marketing approvals necessary to commercialize our product candidates. We do not have any products approved for sale and do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing preclinical and clinical development of our product candidates in a timely manner and identifying and developing new product candidates;
•	seeking and obtaining marketing approvals for any of our product candidates;
•

commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	achieving formulary status in hospitals and adequate coverage and reimbursement by government and third-party payors for our product candidates, if approved;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our product candidates, if approved;

•	obtaining market acceptance of our product candidates, if approved, as viable treatment options;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	defending against third-party interference or infringement claims, if any; and
•	attracting, hiring and retaining qualified personnel.

Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs in commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis as we expect to continue to engage in substantial research and development activities and to incur substantial expenses to develop and commercialize product candidates.

Our failure to become and remain profitable would depress our market value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we continue to conduct additional preclinical studies and prepare for and initiate our planned Phase 1/2 clinical trial of DB-OTO, continue research and development, initiate preclinical testing and clinical trials of our DB-ATO program, AAV.103, AAV.104, AAV.201 and any product candidates that may arise from our current or future research programs, continue our clinical development of DB-020, including our ongoing Phase 1b clinical trial, and advance our platform. Identifying potential product candidates, conducting preclinical testing and clinical trials and potentially submitting approvals of our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We believe that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing preclinical development, our planned Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
•	the progress, costs and results of clinical development of DB-020, including our ongoing Phase 1b clinical trial;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and programs, including DB-ATO, AAV.103, AAV.104 and AAV.201;
•	the number of, and development requirements for, other product candidates that we may identify and develop;
•	the scope, costs, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the success of our collaboration with Regeneron;
•	the payment or receipt of milestones and of other collaboration-based revenues, if any;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;

•	the extent to which we may acquire or in-license other products, product candidates and technologies;
•	the impacts of the COVID-19 pandemic;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations; and
•	the costs of operating as a public company.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than the reimbursements we are entitled to under the Regeneron Agreement for up to $10.5 million of third-party costs for preclinical studies of DB-OTO. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, securing intellectual property rights and undertaking preclinical studies and clinical trials. All of our gene therapy product candidates are still in the research or preclinical stage of development. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $148.7 million to offset future federal taxable income. Federal net operating losses, or NOLs, of $41.7 million will expire beginning in 2033. As of December 31, 2020, we had NOLs of $107.0 million which had an indefinite life. As of December 31, 2020, we had state net operating loss carryforwards of $146.0 million to offset future state taxable income, which will begin to expire in 2035. As of December 31, 2020, we had foreign net operating loss carryforwards of approximately $3.0 million to offset future foreign taxable income, which do not expire. As of December 31, 2020, we had federal research and development tax credit carryforwards of $0.8 million, which expire beginning in 2033, and state research and development tax credit carryforwards of $0.5 million, which expire beginning in 2032. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards.

In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our NOLs or credits may also be impaired under state law.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks Related to Discovery and Development

We are very early in our development efforts. Our business is dependent on our ability to advance our lead gene therapy product candidate, DB-OTO, and our other current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable to complete clinical development, obtain regulatory approval for or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. We have advanced only one product candidate, DB-020, into clinical trials, and it is still in early clinical trials. In addition, we have identified only one gene therapy product candidate, DB-OTO, which is in preclinical development. We expect to submit an IND to the FDA or a CTA within the European Union with respect to DB-OTO in 2022. Additionally, we have a portfolio of programs, including those listed in the “Business—Our Pipeline” section of this Annual Report on Form 10-K, that are in earlier stages of preclinical development and may never identify a gene therapy product candidate or advance a gene therapy product candidate to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not sought regulatory approval for DB-OTO or any other product candidate and do not expect to be in a position to do so for the foreseeable future. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

•	timely and successful completion of preclinical studies, including IND-enabling studies;
•	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•

successful enrollment and completion of clinical trials, including under the FDA’s Good Clinical Practices, or GCPs, Good Laboratory Practices, or GLPs, and any additional regulatory requirements from foreign regulatory authorities;

•	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt of marketing approvals from the FDA and other applicable regulatory authorities;
•	establishment of arrangements for clinical supply and, where applicable, commercial manufacturing capabilities, including with third-party manufacturers;
•	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
•	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
•	effective competition with other therapies;
•	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•	procurement of intellectual property protection and regulatory exclusivity for our product candidates, and enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

Many of these factors are beyond our control, including preclinical and clinical outcomes, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any collaborator. If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business. If we are unable to advance our gene therapy product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed. Our limited experience in conducting clinical development activities, including with respect to gene therapies, may adversely impact the likelihood that we will be successful in advancing our product candidates or programs.

We are heavily dependent on the success of our lead gene therapy product candidate, DB-OTO.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to DB-OTO. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of DB-OTO. We cannot be certain that DB-OTO will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of DB-OTO, or if DB-OTO does not receive regulatory approval, fails to achieve significant market acceptance or fails to receive reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

All of our product candidates are in preclinical development or early clinical trials and their risk of failure is high. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, participant enrollment criteria and failure to demonstrate favorable safety or efficacy traits.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of any product candidates. As a result, we cannot be sure that we will be able to submit INDs or corresponding regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or these regulatory filings will result in regulatory authorities allowing clinical trials to begin.

The time required to obtain approval from the FDA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet completed a clinical trial of any of our product candidates other than the Phase 1 clinical trial of DB-020 in healthy volunteers. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

Other events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	delays related to COVID-19 disruptions at CROs, contract development and manufacturing organizations, or CDMOs, and/or clinical trial sites;
•

delays in opening clinical trial sites or obtaining required institutional review board, or IRB, or institutional biosafety committee, or IBC, approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;

•	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•	failure to perform in accordance with GCPs;
•	failure by investigators and clinical sites to adhere to protocols leading to variable results;
•	failure of our delivery approach in humans;
•

delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•	failure of our third-party contractors to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner, or at all;
•	inability to enroll participants or delays in having enrolled participants complete their participation in a trial or return for post-administration follow-up;
•	clinical trial sites or participants dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;

•	occurrence of serious adverse events associated with the product candidate or administration of the product candidate that are viewed to outweigh its potential benefits;
•	occurrence of serious adverse events or other unexpected events in trials of the same class of agents conducted by other sponsors;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical trial protocols;
•	changes in the legal or regulatory regimes domestically or internationally related to patient rights and privacy; or
•	lack of adequate funding to continue the clinical trial.

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional preclinical studies or clinical trials to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

Gene therapy is an emerging field of drug development that poses many risks. We have only limited prior experience in gene therapy research and no prior experience in gene therapy clinical development. Our lack of experience and the limited patient populations for our gene therapy programs may limit our ability to be successful or may delay our development efforts.

Gene therapy is an emerging field of drug development with a limited number of gene therapies having received regulatory approval to date. Our gene therapy research and development programs are at an early stage and there remain several areas of drug development risk, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. Translational science, manufacturing materials and processes, safety concerns, regulatory pathway and clinical trial design and execution all pose particular risk to our drug development activities. Furthermore, the medical community’s understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community’s views on what therapies and approaches are most effective for addressing certain diseases.

As an organization, we have not previously conducted any clinical trials of gene therapies. We have begun to establish our own gene therapy technical capabilities, but we will need to continue to expand those capabilities by either hiring internally or seeking assistance from outside service providers. Gene therapy is an area of significant investment by biotechnology and pharmaceutical companies and there may be a scarcity of talent available to us in these areas. If we are not able to expand our gene therapy capabilities, we may not be able to develop in the way we intend or desire any promising product candidates that emerge from our program or our other collaborative gene therapy sponsored research programs, which would limit our prospects for future growth. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of gene therapy product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trial or future clinical trials of gene therapy product candidates could prevent us from or delay us in commercializing our gene therapy product candidates.

As we prepare for the potential initiation of our first gene therapy clinical trial, we will need to build our internal and external capabilities in designing and executing a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

Our gene therapy product candidates and programs are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

We are concentrating our therapeutic product research and development efforts primarily on our gene therapy programs. Our future success is almost entirely dependent on this therapeutic approach. Because our gene therapy product candidates are based on relatively novel technology, development problems we experience in the future related to our gene therapy platform may be difficult to solve and may cause delays and unanticipated costs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from initiating or conducting clinical trials or commercializing our products on a timely or profitable basis, if at all.

Our gene therapy product candidates will need to meet purity, potency and safety standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the National Institutes of Health, or NIH, gene therapy clinical trials may also be subject to review and oversight by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

In the European Union, the EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

Adverse developments in preclinical studies or clinical trials of gene therapies conducted by others may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any gene therapy product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. The regulatory approval process for gene therapy product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of gene therapy products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

The regulatory review committees and advisory groups described above and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop future product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of any product candidates we identify and develop. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all. The first approvals of gene therapy products by the FDA only occurred in 2017. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union, or how long it will take to commercialize any product candidate that receives marketing approval.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of the later-stage clinical trials or from clinical trials of the same product candidates in other indications. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, the results of the Phase 1 clinical trial of DB-020 in healthy volunteers may not be indicative of the results of the ongoing Phase 1b clinical trial. In addition, if successful, the results of our planned Phase 1/2 clinical trial of DB-OTO may not be predictive of the results of further clinical trials of this product candidate or any other gene therapy product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials, and because our gene therapy product candidates are based on a relatively novel technology, the likelihood of success is harder to determine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, financial condition, results of operations and prospects.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we may publish interim or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Additionally, preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

If we experience delays or difficulties in participant enrollment for clinical trials, our research and development efforts and the receipt of necessary regulatory approvals could be significantly delayed or prevented.

Identifying and qualifying individuals to participate in clinical trials of is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of participants, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Any delay or difficulty in participant enrollment could significantly delay or otherwise hinder our research and development efforts and delay or prevent receipt of necessary regulatory approvals.

Participant enrollment and trial completion is affected by factors including:

•

perceived risks and benefits in the case of our gene therapy product candidates, of a small virus commonly used in gene therapy, known as adeno-associated virus, or AAV, for the potential treatment of hearing loss and balance disorders;

•

size of the patient population, including for rare diseases such as the rare diseases on which our gene therapy programs are currently focused, and process for identifying potential trial participants;

•	design of the trial;
•	inclusion and exclusion criteria;
•	perceived risks and benefits of the product candidate;
•	availability of competing therapies and clinical trials;
•	severity of the disorder under investigation;
•	availability of genetic testing for potential participants;
•	proximity and availability of clinical trial sites for potential participants;
•	ability to obtain and maintain informed consent;
•	risk that enrolled participants will drop out before completion of the trial;
•	the commitment of our clinical investigators to identify potential participants;

•	patient referral practices of physicians;
•	ability to monitor participants adequately during and after product candidate administration; and
•	ability to recruit and retain trial participants due to other unforeseen circumstances.

Our gene therapy programs are initially targeting orphan diseases with relatively small populations, which limits the pool of potential participants for our gene therapy clinical trials. Because gene therapy trials generally require participants who have not previously received any other gene therapy or potentially other pharmacological therapeutics for the same indication or treatment with medical devices (for example, cochlear implants), we will also need to compete with others who are also developing gene therapies or pharmacologic therapeutics for these same indications for the same group of potential clinical trial participants. This competition could reduce the number and types of potential participants available to us, as some potential participants who might have opted to enroll in our clinical trials may instead opt to enroll in one being conducted by one of our competitors. In addition, individuals may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or biopharmaceutical industries, particularly to the extent that such negative publicity is related to gene therapy. Challenges in recruiting and enrolling sufficient numbers of suitable participants in clinical trials could increase costs, affect the timing and outcome of our planned clinical trial or future clinical trials and result in delays to our current development plan for our product candidates. If we have difficulty enrolling a sufficient number of individuals to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would harm our business, financial condition, results of operations and prospects.

Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

We have only conducted a clinical trial of DB-020 and have not conducted clinical trials in any of our gene therapy programs.

In past clinical trials that were conducted by others with non-AAV vectors, several significant side effects were caused by gene therapy product candidates, including reported cases of leukemia and death. Other potential side effects associated with both AAV and non-AAV vectors could include immunologic reactions or insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our gene therapy product candidates demonstrate a similar adverse effect, or other adverse events, we may be required to halt or delay further clinical development of our gene therapy product candidates.

In addition to side effects caused by the product candidate itself, the administration process also can cause side effects. Although the procedure we have developed to deliver our gene therapy product candidate is based on the surgical approach employed by otologists and pediatric otolaryngologists during a standard cochlear implantation procedure, any surgical procedure runs risks related to infection and damage to parts of the body adjacent to the treated area. In addition, until we are able to test the procedure on humans, we cannot be certain that our delivery mechanism will be successful. If side effects were to occur in connection with the surgical procedure during our planned clinical trials or if we fail to successfully apply our delivery approach in humans, our clinical trials could be suspended or terminated.

If in the future we are unable to demonstrate that trial side effects were not caused by our product candidates or the related procedures, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could cause our reputation to suffer and affect patient recruitment or the ability of enrolled participants to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapies are unsafe, unethical or immoral and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop. In 1999, there was public backlash against the field of gene therapy following the death of a participant in a clinical trial, which utilized a different type of gene therapy product candidate vector, from an extreme type of immune response that can be life-threatening. Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to identify or discover additional potential product candidates.

A key element of our strategy is to apply our proprietary platform to expand our pipeline of gene therapies for the treatment of acquired hearing and balance disorders. The discovery activities that we are conducting may not be successful in identifying product candidates that are useful in restoring or improving hearing or balance. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
•	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
•	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•

potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

•	potential product candidates may not be effective in treating their targeted disorders;
•	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
•	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•	the regulatory pathway for a potential product candidate may be too complex and difficult to navigate successfully or economically.

We may expend our limited resources to pursue a particular program, product candidate or indication and fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and expect to focus on product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

Clinical trial and product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of our product candidates.

We face an inherent risk of clinical trial and product liability exposure related to the testing of product candidates in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the current and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend any related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize our product candidates.

We will need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of any product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Risks Related to Manufacturing

The manufacture of gene therapy products is complex and difficult and is subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of gene therapies. We could experience manufacturing problems that result in delays in our gene therapy development or commercialization programs.

Gene therapy drug products are complex and difficult to manufacture. For our IND-enabling studies of DB-OTO and our planned Phase 1/2 clinical trial of DB-OTO, we intend to rely on the manufacturing facility of Catalent Maryland, Inc., or Catalent, for supply of the product candidate. In addition to Catalent, we also rely upon other CROs and CDMOs for providing certain materials for the manufacturing process.

We believe that the high demand for clinical gene therapy material and a scarcity of potential contract manufacturers may cause long lead times for establishing manufacturing capabilities for gene therapy drug development activities. Even after a manufacturer is engaged, any problems that arise during manufacturing process development may result in unanticipated delays to our timelines, including delays attributable to securing additional manufacturing slots. There may also be long lead times to manufacture or procure starting materials such as plasmids and cell lines, especially for high-quality starting materials that are current good manufacturing process, or cGMP, compliant. In particular, plasmids, cell lines and other starting materials for gene therapy manufacture are usually sole sourced, as there are a limited number of qualified suppliers. The progress of our gene therapy programs is highly dependent on these suppliers providing us or our contract manufacturers with the necessary starting materials that meet our requirements in a timely manner. A failure to procure or a shortage of necessary starting materials likely would delay our manufacturing and development timelines.

Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

A number of factors common to the manufacturing of biologics and small molecules could also cause production issues or interruptions for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, public health epidemics, disruption in utility services, terrorist activities or acts of god that are beyond our or our contract manufacturers’ control. It is often the case that early-stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates.

In addition, the FDA and comparable regulatory authorities in other jurisdictions may require us to submit samples of any lot of any approved biological product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or comparable regulatory authorities in other jurisdictions may prohibit the distribution of a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures and product recalls.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of any product candidates we may develop could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects.

An important part of manufacturing drug products is performing analytical testing. Analytical testing of gene therapies involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our contract manufacturers need to expend considerable time and resources to develop assays and other analytical tests for our gene therapy product candidates, including assays to assess the titer and potency of our gene therapy product candidates. Some assays need to be outsourced to specialized testing laboratories. Even when assays are developed, they need to be further tested, qualified or validated depending on the nature of the assay and the stage of product candidate development, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of our planned clinical trial or future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

We depend on third-party suppliers for materials used in the manufacture of our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture gene therapy products. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than other companies that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

Risks Related to Our Dependence on Third Parties

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a new drug application, or NDA, or biologics license application, or BLA, on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition, results of operations and prospects may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in supply. An alternative manufacturer would need to be qualified through an NDA or BLA supplement, which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

We rely, and expect to continue to rely, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We rely, and expect to continue to rely, on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time and we expect to have limited influence over their actual performance. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of sponsors, principal investigators and clinical sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficient number of participants to evaluate the safety and effectiveness of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, impose obligations on “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Such obligations may require us to pass certain obligations on to our CROs or other third parties with whom we do business, including transferal of personal information or individually identifiable health information.

We depend on single-source suppliers for some of the components and materials used in our product candidates.

We depend on single-source suppliers for some of the components and materials used in our product candidates. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions, which would damage our business, financial condition, results of operations and prospects.

If we have to switch to a replacement supplier, the manufacture and delivery of any product candidates we may develop could be interrupted for an extended period, which could adversely affect our business. Establishing additional or replacement suppliers, if required, may not be accomplished quickly. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our product candidates.

We expect to depend on collaborations with third parties for the research, development, manufacture and commercialization of programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

As part of our strategy, we intend to maximize the value of our pipeline and our platform by exploring strategic collaborations. If we enter into such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we develop or commercialize with them. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. For instance, under the Regeneron Agreement, we are dependent on Regeneron to contribute various technologies, employees and research services.

Collaborations that we enter into may not be successful, and any success will depend heavily on the efforts and activities of our collaborators. For example, in September 2018, we entered into a collaboration and license agreement with Oricula Therapeutics, LLC, but in September 2019, we terminated the agreement. Collaborations pose a number of risks, including the following:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development of our product candidates or may elect not to continue or renew programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

•

collaborators may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trial programs, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates on a discretionary basis;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•	collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•	collaborations may be terminated, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

If conflicts arise between us and our current or future collaborators, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between us and Regeneron or any future collaborators, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators may develop, either alone or with others, products in related fields that are competitive with our product candidates that are the subject of these collaborations with us. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates.

Some of our future collaborators could also become our competitors. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, fail to devote sufficient resources to the development and commercialization of products, or merge with or be acquired by a third party who may do any of these things. Any of these developments could harm our product development efforts.

If we are not able to establish or maintain collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans and our business could be adversely affected.

We face significant competition in attracting appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the terms of any existing collaboration agreements, and industry and market conditions generally. The collaborator may also have the opportunity to collaborate on other product candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than the one with us for our product candidate.

Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its program or one or more of our other programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our platform.

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disorders for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We expect to face competition from existing products and product candidates in development for each of our programs. There are currently no approved drugs for the treatment of hearing loss or balance disorders.

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•

Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in preclinical development and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration;

•

Frequency Therapeutics, Inc., which is developing in collaboration with Astellas Pharma Inc. FX-322, a small molecule intended to treat sensorineural hearing loss through regeneration of cochlear hair cells through activation of inner ear progenitor cells, which has completed a Phase 2a clinical trial;

•

Otonomy, Inc., or Otonomy, and Applied Genetic Technologies Corporation, which are collaborating on the development of an AAV-based gene therapy to restore hearing in individuals with profound hearing loss caused by mutation of the GJB2 gene, which is in preclinical development; and

•	Sensorion SA, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development.

We are aware of product candidates in development to protect against chemotherapy-induced ototoxicity, including PEDMARK, a formulation of STS delivered via systemic injection, being developed by Fennec Pharmaceuticals, Inc., or Fennec, for the prevention of platinum-induced ototoxicity in pediatric cancer patients with localized, non-metastatic, solid tumors. In August 2020, Fennec received a complete response letter from the FDA for its or NDA for PEDMARK. We are also aware of D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy.

We are aware of other companies developing product candidates for balance disorders, including Otonomy and Sound Pharmaceuticals, which are both independently pursuing treatments for Meniere’s Disease. See “Business—Competition” for additional information regarding competing products and product candidates.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our product candidates, or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, or may obtain regulatory exclusivity, any of which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Furthermore, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

The market opportunities for our product candidates may be smaller than we anticipated or may be limited to those patients who are ineligible for or have failed prior treatments. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Our current and future target patient populations are based on our beliefs and estimates regarding the incidence or prevalence of certain types of the indications that may be addressable by our product candidates, which is derived from a variety of sources, including scientific literature and surveys of clinics. Our projections may prove to be incorrect and the number of potential patients may turn out to be lower than expected. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Even if we obtain significant market share for our product candidates, because the potential target populations could be small, we may never achieve profitability without obtaining regulatory approval for additional indications.

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact the development or commercial success of our current and future product candidates.

Our potential therapeutic products involve introducing genetic material into a patient’s cells. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene therapy and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene regulation are unsafe, unethical or immoral, and consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilizes murine gamma-retroviral vectors, our product candidates use AAV viral vectors. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis. If any of our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of any product candidates that utilize that vector. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

Even if any product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, patient advocacy groups, third-party payors and others in the medical community necessary for commercial success.

If any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, patient advocacy groups, third-party payors and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost-effective as compared with competing treatments. Efforts to educate those in the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•

the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out of pocket for required co-payments or in the absence of third-party coverage or adequate reimbursement;

•	the prevalence and severity of any side effects;
•	publication of any post-approval data on the effectiveness and safety of the product; and
•	any restrictions on the use of our products, if approved, together with other medications.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing our product candidates if and when they are approved.

We currently have no sales, marketing or commercial product distribution capabilities and have no experience in commercializing products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales, marketing and distribution organization, either ourselves or through collaborations or other arrangements with third parties.

In the future, we expect to build a sales and marketing infrastructure to market some of our product candidates. There are costs and risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We must also compete with other biotechnology and biopharmaceutical companies to recruit, hire, train and retain marketing and sales personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
•	the inability of sales personnel to educate adequate numbers of physicians on the benefits of any future products;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	unforeseen issues impacting supply, distribution, sales and marketing.

If we are unable to establish our own sales, marketing and distribution capabilities and we enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. There can be no assurance that we will be able to develop in-house sales, marketing and distribution capacities or establish or maintain relationships with third parties to perform these services. As a result, we may not successfully commercialize any product in any jurisdiction.

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives regulatory approval, and we, or others, later discover that they are less effective or less durable than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

•	withdrawal or limitation by regulatory authorities of approvals of such product;
•	seizure of the product by regulatory authorities;
•	recall of the product;
•	restrictions on the marketing of the product or the manufacturing process for any component thereof;
•	requirement by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindication;
•	requirement that we implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•	commitment to expensive post-marketing studies as a prerequisite of approval by regulatory authorities of such product;
•	the product may become less competitive;
•	initiation of regulatory investigations and government enforcement actions;
•	initiation of legal action against us to hold us liable for harm caused to patients; and
•	harm to our reputation and resulting harm to physician or patient acceptance of our products.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, financial condition, and results of operations.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties that, if they materialize, could harm our business.

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States. If we commercialize our product candidates in foreign markets, we will be subject to additional risks and uncertainties, including:

•	economic weakness, including inflation, or political instability in particular economies and markets;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	tariffs and trade barriers, as well as other governmental controls and trade restrictions;
•	other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments;

•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is common;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	foreign currency exchange rate fluctuations and currency controls;
•	differing foreign reimbursement landscapes;
•	uncertain and potentially inadequate reimbursement of our products; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

If risks related to any of these uncertainties materializes, it could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

Our rights to develop and commercialize any product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on licenses from the University of California, San Francisco, the University of Florida and the University of Missouri to certain patent rights. These license agreements impose, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of these license agreements, see “Business—Intellectual Property—License Agreements.”

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
•

the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;

•	the sublicensing of patent and other intellectual property rights under our license agreements;
•	our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, our license agreements are, and future license agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our diligence, development, regulatory, commercialization, financial or other obligations under the relevant agreement. In addition, if disputes over intellectual property that we have licensed or any other dispute related to our license agreements prevent or impair our ability to maintain our current license agreements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and technology. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

License agreements we may enter into in the future may be non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors with respect to the intellectual property licensed to us under such license agreements. Accordingly, these license agreements may not provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and any product candidates we may develop in the future.

Moreover, some of our in-licensed patent and other intellectual property rights may in the future be subject to third-party interests such as co-ownership. If we are unable to obtain an exclusive license to such third-party co-owners’ interest, in such patent and other intellectual property rights, such third-party co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We or our licensors may need the cooperation of any such co-owners of our licensed patent and other intellectual property rights in order to enforce them against third parties, and such cooperation may not be provided to us or our licensors.

Additionally, we may not have complete control over the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. It is possible that our licensors’ filing, prosecution and maintenance of the licensed patents and patent applications, enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, and accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to file, prosecute, maintain, enforce and defend such patents and patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our technology and any product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors or other third parties from making, using and selling competing products.

Furthermore, our owned and in-licensed patent rights may be subject to a reservation of rights by one or more third parties. When new technologies are developed with government funding, in order to secure ownership of patent rights related to the technologies, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. A failure to meet these obligations may lead to a loss of rights or the unenforceability of relevant patents or patent applications. In addition, the U.S. government may have certain rights in such patent rights, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The U.S. government’s rights may also permit it to disclose the funded inventions and technology, which may include our confidential information, to third parties and to exercise march-in rights to use or allow third parties to use the technology that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we or our licensors failed to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. These march-in rights would be applicable to our in-licensed patent rights relating to DB-OTO and potentially applicable to our in-licensed patent rights relating to AAV.104. In addition, our rights in such U.S. government-funded inventions may be subject to certain requirements to manufacture any product candidates we may develop embodying such inventions in the United States. Any of the foregoing could harm our business, financial condition, results of operations and prospects significantly.

If we are unable to obtain, maintain and defend adequate intellectual property protection and regulatory exclusivity for our products and technology, or if the scope of the intellectual property protection and regulatory exclusivity obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to ultimately successfully commercialize our products and technology may be adversely affected.

Our success depends, in large part, on our and our licensors’ ability to obtain and maintain intellectual property protection in the United States and other countries with respect to our proprietary technology and product candidates. We and our licensors have sought, and we intend to continue to seek, to protect our proprietary position by filing patent and trademark applications in the United States and abroad related to many of our novel technologies and product candidates that are important to our business.

The patent prosecution process is expensive, time-consuming and complex, and we and our licensors may not be able to file, prosecute, maintain, defend, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any patents to prevent others from using such technology for, and developing and marketing competing products to treat, certain indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we would not able to prevent any third party from using any of our technology that is in the public domain to compete with any product candidates we may develop.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future owned and licensed patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Third parties have developed technologies that may be related or competitive to our own technologies and product candidates and may have filed or may file patent applications, or may have obtained issued patents, claiming inventions that may overlap or conflict with those claimed in our owned or licensed patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to our product candidates and technology. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot be certain whether the inventors of our owned or licensed patents and patent applications were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or ruled unenforceable.

Even if the patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of patent rights, exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We also rely on regulatory exclusivity for protection of our products. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect in each of the markets for our products due to challenges, changes or interpretations in the law or otherwise, could ultimately adversely affect our ability to successfully commercialize any products and technology.

We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses. In addition, if we are unable to obtain licenses from third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, our business could be harmed.

We currently have rights to certain intellectual property, through licenses from third parties, to develop and commercialize our product candidates. Because our programs may require the use of additional intellectual property rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these intellectual property rights. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program and develop and commercialize our product candidates.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

If we are unable to license such intellectual property, or if we are forced to license such intellectual property on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales or an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us, and the applicable licensors could require us to make substantial licensing and royalty payments.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents and other intellectual property rights on our technology and any product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.

Consequently, we and our licensors may not be able to obtain issued patents or other intellectual property rights covering our product candidates and our technology in all countries outside the United States and, as a result, may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not obtained patent or other protection to develop their own products and, further, may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement is not as strong as that in the United States. These products may compete with our products or technology and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patent and other intellectual property rights or marketing of competing products in violation of our proprietary rights generally.

Proceedings to enforce our or our licensors’ patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent and other intellectual property rights at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. We may choose not to initiate proceedings in certain cases or we may not have the resources to do so. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

If we do not obtain patent term extension for our product candidates, our business may be harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. In the United States, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date but cannot extend the remaining term of a patent beyond a total of fifteen years from the marketing approval. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union. However, we may not be granted an extension because of lack of availability of extension or, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prosects could be materially harmed.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and/or patent applications and any patent rights we may own in the future. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies. The USPTO and various non-U.S. government patent agencies also require compliance with several procedural, documentary and other similar provisions during the patent application process. We rely on our outside counsel and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment, loss of priority or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our competitive positions, business, financial condition, results of operations and prospects.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged. We may not be able to protect our trade secrets in court.

If we or one of our licensors initiates legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that the patent covering our product candidate or technology is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, post grant review, inter partes review and equivalent proceedings such as opposition, invalidation and revocation proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates or our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or technology. Such a loss of patent protection could harm our business, financial condition, results of operations and prospects.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. However, trade secrets can be difficult to protect, and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, contractors and other parties who have access to such technology and processes. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets and third parties could use our trade secrets to compete with any product candidates we may develop and our technology. Additionally, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems; however, such systems and security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends upon our ability and the ability of our collaborators to research, develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

It is possible that we have failed to identify relevant third-party patents or applications that our product candidates and programs may infringe. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of any product candidates we may develop or our technology, and we may not be aware of such patents. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States may remain confidential until a patent issues. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to any product candidates we may develop and our technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, any product candidates we may develop or the use of any product candidates we may develop.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right indemnify our customers or collaborators. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

Intellectual property litigation or other proceedings relating to intellectual property could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Competitors may challenge the validity and enforceability of our patent rights or those of our licensing partners, infringe, misappropriate or otherwise violate our or our licensors’ patent and other intellectual property rights, or we may be required to defend against claims of infringement, misappropriation or other violation. Litigation and other proceedings in connection with any of the foregoing claims can be unpredictable, expensive and time-consuming. Even if resolved in our favor, litigation or other proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could adversely affect our ability to compete in the marketplace and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or be required to obtain licenses to such intellectual property rights, which may not be available on commercially reasonable terms or at all. An inability to incorporate such intellectual property rights would harm our business and may prevent us from successfully commercializing any product candidates we may develop or at all. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize any product candidates we may develop and our technology, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees, contractors and advisors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

In addition, we or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patent rights. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technology and any product candidates we may develop. Such challenges may also result in our inability to develop, manufacture or commercialize our technology and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or licensed patent rights are threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future technology and product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in patent law in the United States or worldwide could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the United States and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing any product candidates or technology. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could have a material adverse effect on our competitive business position and prospects. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Any registered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our business, financial condition, results of operations or prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we license or own currently or in the future;
•

we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or own currently or in the future;

•	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•

others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or in-licensed intellectual property rights;

•	it is possible that our pending patent applications or those that we may own or in-license in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by third parties;
•

third parties might conduct research and development activities in countries where we do not have patent or other intellectual property rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we cannot ensure that any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our product candidates;
•	we cannot ensure that any patents issued to us will provide a basis for an exclusive market for our commercial viable product candidates or will provide us with any competitive advantages;
•	we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
•	we may not develop additional proprietary technologies that are patentable;
•	we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before our relevant patents expire;
•	the patents or other intellectual property rights of others may have an adverse effect on our business; and
•	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our product engine and pipeline, we must, at times, share our proprietary technology and confidential information, including any trade secrets we have, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, sponsored research agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and any trade secrets we have, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any product candidates we develop. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, product candidates we develop, and our ability to generate revenue will be materially impaired.

Any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity and potency or the drug product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and outside the United States, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any product candidates we develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and

European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

Regulatory requirements governing gene therapy products are periodically updated and may continue to change in the future.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly the Office of Cellular, Tissue and Gene Therapies) within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Additionally, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, also are potentially subject to oversight by a committee within the NIH’s Office of Science Policy called the Novel and Exceptional Technology and Research Advisory Committee; however, as of 2019, the charter of this review group has evolved to focus public review on clinical trials that cannot be evaluated by standard oversight bodies and pose unusual risks.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

The FDA decides whether individual gene therapy protocols may proceed and it can put an IND on a clinical hold. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

In addition, ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that our product candidates are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

As we advance our product candidates through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

We may seek fast track, breakthrough therapy, and/or regenerative medicine advanced therapy designations or priority review for one or more of our product candidates, but we might not receive such designation or priority review, and even if we do, such designation or priority review may not lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

The FDA has several designations that have the potential to accelerate the regulatory review and approval process, including the fast track, breakthrough therapy and regenerative medicine advanced therapy designations. Each of these designations has specific requirements and, if granted, has the potential for a non-conventional FDA review process. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity. In addition, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. Any such designation or priority review status does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive one or more of these designation for our product candidates, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA has broad discretion with respect to whether or not to grant such designations or priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. In addition, the FDA may withdraw a designation if it believes that the designation is no longer supported by data from our clinical development program. Moreover, fast track, breakthrough therapy, or regenerative medicine advanced therapy designations alone do not guarantee qualification for the FDA’s priority review procedures.

We may seek a rare pediatric disease designation for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases.

Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

For the purposes of this program, a “rare pediatric disease” is a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that an application for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval.

Moreover, while the opportunity to receive a priority review voucher was meant to expire for those companies that had not received a designation by September 30, 2020, Congress authorized an extension of the program in late 2020. Specifically, on December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug or biologic that is the subject of such application, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the

European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class.

In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Further, if our gene therapy product candidate is considered the “same” as another product for the same indication, and the other product is designated as an orphan drug and receives approval first, our product would be blocked from approval by the orphan drug exclusivity afforded to the other product unless it qualifies for an exception to that exclusivity. In 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing commitments. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. For example, the development of our product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-

marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved application is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. For gene therapies that use AAV vectors as a delivery system, the FDA typically advises that individuals receiving AAV vectors undergo follow-up observations for potential adverse events for up to a five-year period. The holder of an approved application must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, results of operations, financial condition and prospects.

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

•	issue a warning letter asserting that we are in violation of the law;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve a pending BLA or supplements to a BLA submitted by us;
•	seize product; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenues.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our medicines, when and if any of them are approved.

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown problems with our medicines, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such medicines, manufacturers, or manufacturing processes;
•	restrictions on the labeling or marketing of a medicine;
•	restrictions on the distribution or use of a medicine;
•	requirements to conduct post-marketing clinical trials;

•	receipt of warning or untitled letters;
•	withdrawal of the medicines from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of medicines;
•	fines, restitution, or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	suspension of any ongoing clinical trials;
•	refusal to permit the import or export of our medicines;
•	product seizure; and
•	injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates we develop and adversely affect our business, financial condition, results of operations, and prospects.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Our relationships with healthcare providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•

the federal false claims laws, including the federal False Claims Act which can be enforced through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses, and certain healthcare providers as well as their respective business associates that perform services for them that involve the use or disclosure of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

•

the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and state and local laws that require drug manufacturers to register pharmaceutical sales representatives.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the United Kingdom Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Liabilities they incur pursuant to these laws could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the PPACA, which became law in 2010, contains the following provisions of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates that are approved for sale:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of federal healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•

expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and executive and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, the CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2020 and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation.

In addition, the Trump Administration also took executive actions to undermine or delay implementation of the PPACA. For example, President Trump signed executive orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One executive order directed federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Another executive order terminated the cost-sharing subsidies that reimburse insurers under the PPACA. It remains to be seen how the Biden Administration will address these issues.

Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On

December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and it heard oral argument in the case on November 10, 2020.It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the executive branch have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Further, in July 2020, President Trump issued five executive orders that are intended to lower the costs of prescription drug products; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS, which was subsequently finalized in October 2020, and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. It remains to be seen whether these orders will remain in effect in the Biden Administration.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our potential products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The commercial success of our products depends on the availability and sufficiency of third-party payor coverage and reimbursement.

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for such products will be available from third-party payors. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost-effectiveness or the likely level or method of coverage and reimbursement.

Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As such, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Additionally, we may develop companion diagnostic tests for use with our product candidates. If we do, we will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. While we have not yet developed any companion diagnostic test for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for our products and/or any companion diagnostics could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, and partners, and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA and other anti-corruption laws potentially applicable to our business is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the compliance with the FCPA and other anti-corruption laws presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We are also subject to other laws and regulations governing our international operations, including applicable export control laws, economic sanctions on countries and persons, and customs requirements. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs.

There is no assurance that we will be completely effective in ensuring our compliance with the FCPA and other applicable anti-corruption, export, sanctions, and customs laws. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violations of these laws, including the FCPA, can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Employee Matters, Managing Growth and General Business Operations

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, has disrupted our ongoing Phase 1b clinical trial of DB-020 and may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.

The extent to which COVID-19 impacts our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain the COVID-19 pandemic or address its impact in the short and long term. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs CDMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may be adversely affected by the COVID-19 pandemic.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause delays with respect to product development activities, which could materially and adversely affect our ability to obtain marketing approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

Screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. Certain of our sites in the United States have not resumed screening for enrollment and it is uncertain as to when or if they will resume screening and their impact on enrollment in the trial.  We cannot provide assurance that some factors from the COVID-19 pandemic will not further delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to pursue marketing approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions.

In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and required that most of our employees work remotely. In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time.

The COVID-19 pandemic continues to rapidly evolve, and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials as a result of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the COVID-19 pandemic, travel restrictions and actions to contain the COVID-19 pandemic, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If we fail to achieve the expected financial and operational benefits of our corporate restructuring, our business and financial results may be harmed.

In January and May 2020, we conducted a reduction in force that included 45 full-time employees, which represented approximately 52% of our full-time employee workforce. The reduction in force was primarily comprised of positions related to research and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on gene therapy programs for hearing and balance disorders and eliminate our research efforts on other discovery programs for hearing loss. As a result of the reduction in force, we incurred expenses of approximately $3.5 million, comprised of termination benefits including severance, benefits and other payroll-related charges. The expected cost savings and operational efficiencies from the restructuring activities were based on assumptions and expectations, which were reasonable in our judgment but may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect, our business operations and financial results may be harmed.

Our internal computer systems, or those used by our CROs, CDMOs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs, CDMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of our preclinical data and clinical trial data from preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we currently rely on third parties for the manufacture of our product candidates and rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a natural disaster, pandemic or other catastrophic event.

We depend on our employees, consultants, CDMOs and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

An active trading market for our common stock may not develop or be sustained.

Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our shares may never develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or at all.

If securities analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about our business or if they publish negative evaluations of our stock, the price and trading volume of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not have control over these analysts. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provide more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

The price of our common stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
•	timing of the results of our preclinical studies and clinical trials or those of our competitors;
•	our success in commercializing our product candidates, if and when approved;
•	developments with respect to competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•

the results of our efforts to discover, develop, acquire or in-license products, product candidates, technologies, or data referencing rights, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of common stock by us, our executive officers, directors or principal stockholders or others;
•	changes in the structure of healthcare payment systems;
•	market conditions in the biopharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, such as the impact of the COVID-19 pandemic on our industry; and
•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices.

Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of February 28, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 60.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and board of directors; or
•	delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

We have broad discretion in the use of our cash, cash equivalents and available-for-sale securities and may not use them effectively.

Our management has broad discretion in the application of cash, cash equivalents and available-for-sale securities and could spend them in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest these funds in a manner that does not produce income or that loses value.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2021, we had 24,901,577 shares of common stock outstanding.  This includes the 7,662,000 shares sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the IPO. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

Moreover, beginning 180 days after the completion of the IPO, holders of an aggregate of 16,709,180 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock that we may issue under our equity compensation plans.

These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with the IPO.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting obligations in this Annual Report on Form 10-K by providing only two years of audited financial statements and not including all of the executive compensation related information that would be required if we were not an EGC or a smaller reporting company.

In addition, the JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either irrevocably elect to “opt out” of such extended transition period or no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred and will continue to incur increased costs as a result of operating as a newly public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an EGC or a smaller reporting company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly compared to when we were a private company.

We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404, beginning with our filing with the SEC of our Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We previously identified a material weakness in our disclosure controls and procedures and our internal controls, which we believe has been fully remediated. If we have inadequately remediated this material weakness or if we otherwise fail to develop, implement and maintain appropriate internal controls in future periods, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.

We previously identified a material weakness in our internal control over financial reporting. The specific material weakness and our remediation efforts are described in Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K in “Disclosure Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal controls. We believe the material weakness discussed above has been fully remediated. If we have inadequately remediated this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the JOBS Act or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that only one of three classes of directors is elected each year;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from our board of directors;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call stockholder meetings;
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•

require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;

•	any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•

any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find either exclusive forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and results of operations.

General Risk Factors

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings (subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31,

2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act. We urge investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities consist of office and laboratory space. We occupy approximately 32,000 square feet of office and laboratory space in Boston, Massachusetts under a lease that expires in June 2027. We also occupy approximately 17,000 square feet of office space in Boston, Massachusetts under a sublease that expires in January 2027. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock trades under the symbol “DBTX” on the Nasdaq Global Select Market and has been publicly traded since February 12, 2021. Prior to this time, there was no public market for our common stock.

Holders of Record of Our Common Stock

As of February 28, 2021, there were approximately 280 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared nor paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Use of Proceeds from Registered Securities

On February 17, 2021, we closed our initial public offering, or IPO, of 7,062,000 shares of common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares of common stock at a public offering price of $18.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares. The aggregate gross proceeds to us from our IPO, inclusive of the partial exercise of the underwriters’ option to purchase additional shares, were $137.9 million. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (File No. 333-252347), which was declared effective by the Securities and Exchange Commission, or SEC, on February 11, 2021. Citigroup Global Markets Inc., SVB Leerink LLC, BMO Capital Markets Corp. and Barclays Capital Inc. acted as joint book-running managers for our IPO. The offering commenced on February 11, 2021 and did not terminate until the sale of all of the shares offered.

Aggregate net proceeds from the offering, inclusive of the partial exercise of the underwriters’ option to purchase additional shares, were $124.8 million, after deducting underwriting discounts and commissions of $9.7 million and estimated offering expenses of $3.5 million payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated February 11, 2021, as filed with the SEC on February 12, 2021.

Recent Sales of Unregistered Securities

Set forth below is information regarding issuances of shares of our preferred stock and common stock and stock options granted by us during the year ended December 31, 2020 that were not registered under the Securities Act and that have not been otherwise described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuances of Preferred Stock

On October 6, 2020, we issued 10,000,000 shares of our Series C preferred stock to one investor in consideration for entering into an amendment to a license and collaboration agreement.

On November 2, 2020, we issued and sold 31,740,554 shares of our Series D preferred stock to 23 investors for cash at a price per share of $1.7265 for an aggregate purchase price of $54.8 million.

No underwriters were involved in the foregoing issuances of securities. The securities described in the foregoing paragraphs were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and, in certain cases, Regulation D thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Stock Option Grants and Option Exercises

During the year ended December 31, 2020, we granted options to purchase an aggregate of 2,687,418 shares of common stock, with exercise prices ranging from $4.40 to $5.83 per share, to our employees, directors and consultants pursuant to our 2015 Stock Incentive Plan. During the year ended December 31, 2020, we issued 15,849 shares of common stock upon the exercise of stock options outstanding under our 2015 Stock Incentive Plan for aggregate consideration of $69,736.

The stock options and the shares of common stock issuable upon the exercise of stock options described in the foregoing paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) under the Securities Act. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” of this Annual Report.

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to mutation of the otoferlin, or OTOF, gene. We are also advancing DB-ATO, our gene therapy program designed to restore balance in patients with bilateral vestibulopathy, or BVP, by regenerating lost hair cells within the inner ear. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss, which we are currently evaluating in patients in a Phase 1b clinical trial.

Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. On February 5, 2021, we issued and sold 15,870,209 shares of our Series D convertible preferred stock for $27.4 million of aggregate cash proceeds, net of issuance costs. On February 17, 2021, we completed an initial public offering, or IPO, of our common stock in which we issued and sold 7,062,000 shares of our common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares of common stock sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, for aggregate net proceeds of $124.8 million. Upon the closing of our IPO, all of our outstanding shares of convertible preferred stock automatically converted into 16,662,011 shares of common stock. Subsequent to the closing of our IPO, there were no shares of preferred stock outstanding. To date, we have financed our operations primarily with proceeds from sales of our convertible preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under our license and collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron and, most recently, from the sale of common stock in our IPO.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses, including net losses of $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $162.7 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•

submit an investigational new drug application, or IND, or clinical trial application, or CTA, and initiate a planned Phase 1/2 clinical trial of our lead gene therapy product candidate, DB-OTO, for the treatment of profound hearing loss due to mutation of the OTOF gene;

•

continue our current research programs and our preclinical development of DB-OTO, DB-ATO, AAV.103, AAV.104 and AAV.201 and any product candidates that may arise from our current or future research programs;

•	continue our clinical development of DB-020, including our ongoing Phase 1b clinical trial;
•	advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of and invest in our platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, quality control and scientific personnel;
•	establish and maintain agreements with manufacturers for our product candidates; and
•

add operational, legal, compliance, financial and management information systems and personnel, including personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

In addition, as we progress toward marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and other sources of capital, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into other collaborations, strategic alliances or licensing arrangements with third parties when needed or on favorable terms, or at all. If we are unable to raise additional funds through equity or debt financings or enter into such other agreements when needed, we may have to significantly delay, reduce or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2020, we had cash, cash equivalents and available-for-sale securities of $54.3 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2020, together with the proceeds from the issuance and sale of our Series D convertible preferred stock in February 2021 and the proceeds from our IPO in February 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

Impact of COVID-19 on Our Business

The worldwide COVID-19 pandemic has affected and may affect in the future our ability to initiate and complete preclinical studies, delay the initiation and completion of our current and planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the direction from state and local governmental authorities, we have restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that most of our employees work remotely. In addition, screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. Certain of our sites in the United States have not resumed screening for enrollment and it is uncertain as to when or if they will resume screening and their impact on enrollment in the trial.  In addition, we and the third-party manufacturers, contract research organizations, or CROs, and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

License and Collaboration Agreement with Regeneron

In November 2017, we entered into a license and collaboration agreement with Regeneron, or the Regeneron Agreement. The Regeneron Agreement has a research term of five years, and Regeneron has the right to extend the research term for up to two years in one-year intervals. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment.

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at price per share of $2.00. If Regeneron elects to extend the term of the research program, it will be obligated to pay us $10.0 million for each one-year extension. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration enabling trials.

Under the Regeneron Agreement, we are required to pay Regeneron tiered royalties on the worldwide net sales of collaboration products at percentages which range from mid-single digit to mid-thirties, with the exact royalty rate depending on the extent to which Regeneron shared in the funding of the collaboration product, the level of net sales of the collaboration product, the nature of any intellectual property contributed by Regeneron included in the collaboration product and whether the product is sold inside or outside the field. In the case of collaboration products for which Regeneron does not opt-out, our obligation to pay tiered royalties on the worldwide net sales ranges from percentages in the mid-twenties to mid-thirties. In the case of collaboration products for which Regeneron opts-out, our obligation to pay tiered royalties on the worldwide net sales ranges from percentages in the mid-single digits to mid-twenties. Our obligation to make royalty payments to Regeneron on account of worldwide net sales of collaboration products continues so long as we, our affiliates, licensees or sublicensees sell collaboration products. To date, we have not made any royalty or other payments to Regeneron under the Regeneron Agreement.

Pursuant to the amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment is creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO as such costs are incurred, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

In November 2020, we achieved our first milestone in connection with the initiation of manufacturing to support GLP toxicology studies of DB-OTO and, in December 2020, we received a milestone payment of $4.4 million, less the $0.5 million creditable payment previously paid to us by Regeneron. For a more detailed description of the Regeneron Agreement and the amendment, see “Business—License and Collaboration Agreements—License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc.”

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view the $25.0 million upfront payment and will view any milestone payments as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our consolidated statements of operations and comprehensive income (loss). As such, we are recognizing the upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the amendment, the expected reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, and the $4.4 million milestone payment received, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our consolidated statements of operations and comprehensive income (loss) based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. We recognized $2.0 million as contra-research and development expenses during the year ended December 31, 2020 and $6.4 million as contra-research and development expenses during the year ended December 31, 2019. As of December 31, 2020, we had deferred collaboration liabilities of $15.2 million on our consolidated balance sheet, which consisted of $11.0 million classified as current deferred collaboration liabilities and $4.2 million classified as long-term collaboration liabilities. See Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products for at least the next several years. If our development efforts for our current or future product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from third-party collaborators or licensors.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and development of our programs and product candidates. These expenses include:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense for employees engaged in research and development functions;
•	expenses incurred under agreements with third parties, such as consultants and investigative sites that conduct our preclinical studies and clinical trials and in-licensing arrangements;
•	costs incurred to maintain compliance with regulatory requirements;
•	costs incurred with third-party contract development and manufacturing organizations, or CDMOs, to acquire, develop and manufacture materials for preclinical and clinical studies;
•	costs associated with our technology and our intellectual property portfolio;
•	expenses incurred for the procurement of materials, laboratory supplies and non-capital equipment used in the research and development process; and
•	depreciation, amortization and other direct and allocated expenses, including rent, insurance and other operating costs, incurred as a result of our research and development activities.

We use our employee and infrastructure resources for the advancement of our platform and for discovering and developing programs and product candidates. We track direct research and development costs, consisting primarily of external costs, such as fees paid to CDMOs, CROs and consultants in connection with our preclinical studies, clinical trials and experiments by program after a development candidate has been identified. Due to the number of ongoing programs and our ability to use resources across several projects, personnel-related expenses and indirect or shared operating costs incurred for our research and development programs are not recorded or maintained on a program-by-program basis, nor are our external program costs incurred for our programs prior to the identification of a development candidate for such program.

Additionally, consideration we receive under our license and collaboration agreement with Regeneron is being recognized as a reduction to research and development expense (contra-research and development expense) in our consolidated statements of operations and comprehensive income (loss) based on our progress towards completion of our research activities under the research plan for the collaboration. The following table reflects our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Year Ended December 31,
	2020	2019
DB-020	$2,164	$4,620
Personnel-related (including stock-based compensation)	11,702	11,743
Other indirect research and development expenses	11,456	13,042
Total research and development expenses	$25,322	$29,405

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through the development phase, and as we continue to develop additional product candidates. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
•	our ability to hire and retain key research and development personnel;
•	our successful enrollment in and completion of clinical trials;
•	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
•	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
•	our receipt of marketing approvals from applicable regulatory authorities;

•	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
•	the continued acceptable safety profiles of the product candidates following approval; and
•	the effects of COVID-19 to our research and development employees, contractors and those who may participate in our studies.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

General and Administrative Expense

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, legal, business development, human resources and administrative functions. General and administrative expenses also include legal fees relating to corporate matters and costs to secure and defend our intellectual property; professional fees for accounting, auditing, tax, human resources and administrative consulting services; insurance costs; administrative travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other Income, net

Other income, net primarily consists of income received from the sale of consumables and other supplies to third parties that we were not using and were not planning to use in the future.

Interest Income

Interest income consists of interest income earned from our cash, cash equivalents and available-for-sale securities.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We have also not recognized any reserves related to uncertain tax positions. We have U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards to offset future federal and state taxable income.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Restructuring

In January and May 2020, we had a reduction in force that included 45 full-time employees, which represented approximately 52% of our full-time employee workforce. The reduction in force was primarily comprised of positions related to research and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on gene therapy programs for hearing and balance disorders and to eliminate our research efforts on other discovery programs for hearing loss. As a result of the reduction, we incurred expenses of approximately $3.5 million, comprised of termination benefits including severance, benefits and other payroll-related charges. During the first quarter of 2020, we established retention agreements with certain key employees, including one of our executive officers. In connection with these agreements, we agreed to make three payments to each key employee: (i) an upfront payment of $0.7 million in the aggregate paid upon execution of the retention agreements, which is subject to certain claw-back provisions; (ii) a payment of $0.4 million in the aggregate upon successful closing of a qualified financing of $30.0 million or more that was paid upon the closing of the first tranche of the Series D convertible preferred stock financing in November 2020; and (iii) a payment of $0.5 million in the aggregate if the key employee remains employed through specified dates ranging from January 2021 through January 2022. During the second quarter of 2020, we established additional employee bonuses for the majority of employees that are not on retention agreements for an aggregate amount of approximately $0.4 million.

Restructuring expenses are classified as research and development expenses or general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) in the manner in which the respective employee’s salary and related costs were classified.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following tables summarizes our results of operations for each period presented (in thousands):

	Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$25,322	$29,405	$(4,083)
General and administrative	14,241	14,676	(435)
Total operating expenses	39,563	44,081	(4,518)
Loss from operations	(39,563)	(44,081)	4,518
Other income:
Other income, net	171	—	171
Interest income	55	1,409	(1,354)
Total other income, net	226	1,409	(1,183)
Net loss	$(39,337)	$(42,672)	$3,335

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Year Ended December 31,
	2020	2019	Change
DB-020	$2,164	$4,620	$(2,456)
Personnel-related (including stock-based compensation)	11,702	11,743	(41)
Other indirect research and development expenses	11,456	13,042	(1,586)
Total research and development expenses	$25,322	$29,405	$(4,083)

Research and development expenses for the year ended December 31, 2020 were $25.3 million, compared to $29.4 million for the year ended December 31, 2019. The decrease of $4.1 million was primarily attributable to the following:

•

$2.5 million decrease in expenses incurred to advance our DB-020 program, driven primarily by a decrease in clinical activity primarily driven by reduced enrollment in our clinical program as a result of delays due to the COVID-19 pandemic; and

•

$1.6 million net decrease in other indirect research and development expenses, driven primarily by a decrease in internal lab supplies. Included as reductions to other indirect research and development expenses are $2.0 million and $6.4 million of contra-research and development expenses for the years ended December 31, 2020 and 2019, respectively, recognized pursuant to our collaboration agreement with Regeneron.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2020 were $14.2 million, compared to $14.7 million for the year ended December 31, 2019. The decrease of $0.5 million was primarily attributable to the following:

•	$1.3 million decrease in facilities expenses, driven primarily by the sublease of a portion of our office space to a third-party in January 2020;
•	$0.1 million decrease in personnel-related costs due to reduced headcount, driven primarily by a reduction-in-force conducted in January and May 2020; and
•

$0.9 million increase in professional fees, driven primarily by expenses related to consulting, accounting advisory and audit services incurred in our preparations for becoming a public company and consulting fees paid for services provided by our chief executive officer under a consulting agreement prior to his becoming an employee in October 2020.

Other Income, net

Other income, net for the year ended December 31, 2020 primarily consisted of income received from the sale of consumables and other supplies to third parties that we were not using and were not planning to use in the future.

Interest Income

Interest income for the year ended December 31, 2020 was $0.1 million, compared to $1.4 million for the year ended December 31, 2019. The decrease was primarily due to a reduction in our holdings of cash equivalents and available-for-sale securities throughout the majority of the year ended December 31, 2020 and the corresponding decrease in the interest earned on such holdings, partially offset by the increase in our holdings following receipt of the proceeds from the issuance and sale of our Series D convertible preferred stock in November 2020.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through December 31, 2020, we funded our operations primarily from net proceeds of $192.1 million from the issuance and sale of our convertible preferred stock and $29.7 million from our collaboration agreement with Regeneron. In February 2021, we issued and sold 15,870,209 shares of our Series D convertible preferred stock for net proceeds of $27.4 million and completed an IPO of 7,662,000 shares of our common stock for net proceeds of $124.8 million.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(32,661)	$(49,413)
Investing activities	(13,013)	57,337
Financing activities	54,853	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$9,179	$7,919

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our pipeline, platform, drug discovery efforts and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally attributable to stock-based compensation, depreciation and amortization and accretion of discounts on available-for-sale securities, as well as changes in components of operating assets and liabilities, which are generally attributable to increased expenses, timing of vendor payments and performance under our collaboration agreement.

During the year ended December 31, 2020, net cash used in operating activities of $32.7 million was primarily due to our net loss of $39.3 million, partially offset by net non-cash expenses of $4.4 million and changes in operating assets and liabilities of $2.2 million.

During the year ended December 31, 2019, net cash used in operating activities of $49.4 million was primarily due to our net loss of $42.7 million and changes in operating assets and liabilities of $8.7 million, partially offset by net non-cash expenses of $2.0 million.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities of $13.0 million was primarily due to purchases of available-for-sale securities of $26.6 million and purchases of property and equipment of $0.3 million, partially offset by maturities of available-for-sale securities of $13.8 million and proceeds from sale of property and equipment of $0.1 million.

During the year ended December 31, 2019, net cash provided by investing activities of $57.3 million was primarily due to maturities of available-for-sale securities of $89.7 million, partially offset by purchases of available-for-sale securities of $31.7 million and purchases of property and equipment of $0.7 million.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities of $54.9 million consisted primarily of proceeds from the issuance and sale of our Series D convertible preferred stock of $54.6 million, net of issuance costs paid, and proceeds from equipment financing of $0.5 million, partially offset by payment of offering costs of $0.2 million related to our IPO completed in February 2021.

During the year ended December 31, 2019, net cash provided by financing activities consisted primarily of proceeds from the early exercise of restricted stock awards.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

As of December 31, 2020, our cash, cash equivalents and available-for-sale securities of $54.3 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2020, together with the proceeds from the issuance and sale of our Series D convertible preferred stock in February 2021 and the proceeds from our IPO in February 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•	the progress, costs and results of our ongoing preclinical development, our planned Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
•	the progress, costs and results of clinical development of DB-020, including our ongoing Phase 1b clinical trial;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and programs, including DB-ATO, AAV.103, AAV.104 and AAV.201;
•	the number of, and development requirements for, other product candidates that we may identify and develop;
•	the scope, costs, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the success of our collaboration with Regeneron;
•	the payment or receipt of milestones and of other collaboration-based revenues, if any;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;

•	the extent to which we may acquire or in-license other products, product candidates and technologies;
•	the impacts of the COVID-19 pandemic;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations; and
•	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Our expectation with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to management and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, and we may need to seek additional funds sooner than planned.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds, other than the reimbursements to which we are entitled under the Regeneron Agreement for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of holders of our common stock.

We may be unable to raise additional funds or enter into other collaborations, strategic alliances or licensing arrangements with third parties when needed on favorable terms, or at all. If we are unable to raise additional funds through equity or debt financings or enter into such agreements when needed, we may have to significantly delay, reduce or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or on terms that may not be favorable to us.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments(1)	$23,875	$3,530	$7,321	$7,683	$5,341
Total	$23,875	$3,530	$7,321	$7,683	$5,341

(1)

We lease and sublease, as sublessee, building space at 1325 Boylston Street in Boston, Massachusetts. Our operating lease and sublease expire in June 2027 and January 2027, respectively. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. The amounts in the table above represent the fixed contractual lease obligations, and do not include the optional extension.

In August 2019, we entered into a license agreement with The Curators of the University of Missouri, or the University of Missouri, which was amended in February 2021, relating to certain patent rights. Pursuant to the agreement, we agreed to pay a low single-digit royalty on annual net sales of licensed products sold and are obligated to make milestone payments on a licensed-product-by-licensed-product basis totaling up to $0.8 million in the aggregate upon the achievement of certain development and regulatory milestones and up to $13.1 million in the aggregate upon the achievement of certain commercial sales milestones. We are also required to pay the University of Missouri a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time and therefore such payment amounts have not been included in the table above.

In October 2019, we entered into a license agreement with The Regents of the University of California, or UCSF, relating to certain patent rights. Pursuant to the agreement, we agreed to pay UCSF low single-digit royalties on annual net sales of licensed products and services and make contingent milestone payments totaling up to $0.5 million upon the achievement of certain regulatory milestones and up to $5.0 million upon the achievement of certain commercial sales milestones. We are also required to pay UCSF a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time and therefore such payment amounts have not been included in the table above.

In January 2020, we entered into a sublease agreement to sublease a portion of our office and laboratory space to a third-party. The lease term commenced in March 2020 and will continue for twenty-four months. Annual base rent to be received from the sublessee is $1.1 million for each year during the sublease term. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term, and we have granted the sublessee an option to extend the sublease up to one year, subject to a 3.0% increase to base rent, for which we have a right of refusal. The sublease payments are excluded from the table above.

In October 2020, we entered into a license agreement with the University of Florida Research Foundation, Incorporated, or UFRF, related to certain patent rights. Pursuant to the agreement, we have agreed to pay UFRF a low single-digit royalty on annual net sales of licensed products and make contingent milestone payments totaling up to $0.8 million in the aggregate upon the achievement of certain clinical and regulatory milestones and up to an additional $11.2 million in the aggregate upon the achievement of certain commercial sales milestones. We are also required to pay UFRF a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time and therefore such payment amounts have not been included in the table above.

We have agreements with certain vendors for various services, including services related to preclinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination and the exact terms of the relevant agreement and cannot be reasonably estimated. We do not include these payments in the table above as they are not fixed and estimable.

In addition, we enter into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners. The term of these indemnification agreements is generally perpetual upon execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements cannot be reasonably estimated and therefore is not included in the table above.

Off-Balance Sheet Arrangements.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the U.S. Securities and Exchange Commission.

Critical Accounting Policies and Significant Judgement and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Collaboration Agreements

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between ourselves and our collaboration partner are within the scope of other accounting literature, including FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606.

If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, we will account for those aspects of the arrangement within the scope of ASC 606. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if we conclude a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, we consider the guidance in other accounting literature, including the guidance in ASC 606, as applicable or by analogy to account for such transaction. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

Research and Development Expenses and Related Accruals

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs and laboratory supplies, depreciation, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities. Additionally, the consideration we receive under our license and collaboration agreement with Regeneron is being recognized as a reduction to research and development expense (contra-research and development expense) in our consolidated statements of operations and comprehensive income (loss) based on our progress towards completion of our research activities under the research plan. All costs associated with research and development activities are expensed as incurred.

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs and investigative sites in connection with performing research services, preclinical studies and clinical trials;
•	vendors, including research laboratories, in connection with preclinical and clinical development activities; and
•	vendors, including CDMOs, related to product manufacturing, development and distribution of preclinical studies and clinical trial materials.

We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CDMOs and CROs that supply materials and conduct services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

We issue stock-based awards to employees, directors and non-employees, generally in the form of stock options and restricted stock awards. We measure all stock-based awards granted to employees, directors and non-employees as stock-based compensation expense at fair value in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718.

We primarily issue stock options and restricted stock awards with service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. We have no awards with performance or market-based conditions. We recognize forfeitures as they occur.

We classify stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Fair Value of Stock-Based Awards

We determine the fair value of restricted stock awards in reference to the fair value of our common stock less any applicable purchase price. We estimate the fair value of our stock options granted with service-based conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of our common stock. Due to the lack of a public market for the trading of our common stock prior to the completion of our IPO, and a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero as we have no current plans to pay any dividends on common stock. We have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

Determination of Fair Value of Common Stock

Prior to the completion of our IPO, given the absence of an active market for our common stock, the fair values of the shares of common stock underlying our stock-based awards were determined on each grant date by our board of directors with input from management, considering our most recently available third-party valuations of our common stock and the board of director’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. Historically, these independent third-party valuations of our equity instruments were performed contemporaneously with identified value inflection points. The third-party valuations were prepared in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our equity instruments as of each grant date, which may be later than the most recently available third-party valuation date, including:

•	the lack of liquidity of our equity as a private company;
•

the prices of our convertible preferred stock sold to outside investors in arm’s length transactions and the rights, preferences and privileges of our convertible preferred stock as compared to those of our common stock, including the liquidation preferences of our convertible preferred stock;

•	the progress of our research and development efforts, including the status of preclinical studies and clinical trials for our product candidates;
•	our stage of development and business strategy and the material risks related to our business and industry;
•	the achievement of enterprise milestones, including entering into strategic collaborative and license agreements;
•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•	any external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given prevailing market conditions; and
•	the analysis of initial public offerings and the market performance of similar companies in the biotechnology industry.

For financial statement purposes, we performed common stock valuations at various dates, which resulted in valuation of our common stock of $25.97 per share as of May 25, 2018, $22.26 per share as of June 30, 2019, $2.86 per share as of October 9, 2020, $4.40 per share as of November 12, 2020 and $5.83 per share as of December 11, 2020. There were significant judgments and estimates inherent in these valuations. These judgments and estimates included assumptions regarding our future operating performance, the stage of development of our product candidates, the timing and probability of a potential initial public offering or other liquidity event and the determination of the appropriate valuation methodology at each valuation date. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes changed and we used significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Subsequent to the completion of our IPO, it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and restricted stock awards, as the fair value of our common stock is determined based on the trading price of our common stock on the Nasdaq Global Select Market.

Valuation Methodologies

Prior to the completion of our IPO, we used a hybrid of the probability-weighted expected returns method, or PWERM, and the Option Pricing Method, or OPM, when allocating enterprise value to classes of securities.

Under the PWERM, the value of an enterprise, and its underlying common stock are estimated based on an analysis of future values for the enterprise, assuming various outcomes. The value of the common stock is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes and the rights of each class of equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at an appropriate risk-adjusted discount rate and then probability weighted to determine the value for the common stock.

The OPM treats common stock and preferred stock as call options on the enterprise’s equity value, with exercise prices based on the liquidation preferences of the preferred stock. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preferences at the time of a liquidity event. The Black-Scholes model is used to price the call option, and the model includes assumptions for the time to liquidity and the volatility of equity value.

The hybrid method is a blend of the PWERM and OPM, estimating the probability-weighted value across multiple scenarios and then using the OPM to estimate the allocation of value within one or more of those scenarios. When using the hybrid method, we assumed three scenarios: an early initial public offering, or IPO, scenario, a late IPO scenario and a remain-private scenario. The IPO scenarios reflect an exit or liquidity event by means of a sale of common stock to the public where the estimated IPO price is based, in part, on a review of recent IPO information of comparable public companies at a similar stage to us at the time of their IPO. The comparable IPO companies considered for these scenarios consisted of biopharmaceutical companies at various stages of development ranging from discovery stage to completion of early-stage clinical trials. Additional comparable IPO companies at similar product development stages in the broader biopharmaceutical industry were also considered. We converted the estimated future value in an IPO to present value using a risk-adjusted discount rate. The equity value for the remain-private scenario was estimated using the discounted cash flow method or by back-solving to the price of recently issued preferred stock. In the remain-private scenario, value is allocated to our equity securities using the OPM. In the OPM, volatility is estimated based on the trading histories of selected guideline public companies. The relative probability of each scenario was determined based on an assessment of then-current market conditions and our expectations as to timing and prospects of an IPO.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. As a result, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. In particular, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (1) irrevocably elect to “opt out” of such extended transition period or (2) no longer qualify as an emerging growth company.

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are invested in short-term U.S. Treasury obligations and our available-for-sale securities are invested in corporate obligations. However, because of the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 or 2019.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

In preparation of our consolidated financial statements to meet the requirements applicable to our initial public offering, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over a complex transaction. Specifically, we did not design and maintain effective internal controls over the completeness and accuracy of our estimate of costs to complete certain research activities used to determine the recognition of payments from Regeneron under our collaboration agreement with Regeneron and the classification of short-term and long-term deferred collaboration liabilities. Due to this material weakness, material errors were identified and corrected related to the amount of research and development expenses recorded in our unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2020 and to the classification of deferred collaboration liabilities as of September 30, 2020.

We have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weakness, including strengthening supervisory reviews by our financial management and expanding our accounting and finance team to add additional qualified accounting and finance resources, which have included and may continue to include augmenting our finance team with third party consultants that possess the required expertise to assist management with their review. Based upon the remediation actions taken and completed during 2020, and our testing and evaluation of the newly implemented control activities and our internal control over financial reporting, we have concluded that the material weakness has been remediated as of December 31, 2020.

Except with respect to the changes in connection with our implementation of the remediation plan discussed above, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age as of February 28, 2021 and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Laurence Reid, Ph.D.	57	President and Chief Executive Officer, Director
John Lee	53	Executive Vice President, Pharmaceutical Development and Interim Chief Scientific Officer
Elisabeth Leiderman, M.D.	44	Chief Financial Officer and Head of Corporate Development
Anna Trask	63	Chief People, Community and Culture Officer
Ronald Vigliotta	47	Vice President, Finance
Non-Employee Directors
Neil Exter(1)(2)	62	Director
Matthew Foy(1)(3)	40	Director
Christine Poon(1)	68	Director
Peter A. Thompson, M.D.(2)(3)	61	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Laurence Reid, Ph.D. has served as our president and chief executive officer and as a member of our board of directors since January 2020. He also served as a consultant to us from November 2019 until October 2020. Dr. Reid served as an entrepreneur in residence at Third Rock Ventures, a venture capital firm, from November 2019 to November 2020. From March 2015 to October 2018, he served as chief executive officer of Warp Drive Bio, LLC, a biotechnology company. Prior to that, he served as chief business officer of Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, from June 2010 to December 2014. Dr. Reid received a B.A. in natural sciences from Cambridge University and a Ph.D. in biochemistry from King’s College, London University. We believe Dr. Reid is qualified to serve on our board of directors because of his service as our president and chief executive officer and experience as a senior executive of other biotechnology companies.

John Lee has served as our executive vice president, pharmaceutical development since October 2018 and our interim chief scientific officer since January 2020. Previously, he served as our senior vice president, pharmaceutical development since September 2016. Prior to joining us, he held roles of increasing responsibility and leadership over 15 years at Infinity Pharmaceuticals, Inc., a biopharmaceutical company, ultimately serving as senior vice president, pharmaceutical development from 2006 to September 2016. Mr. Lee received a B.A. in materials science and engineering from the Massachusetts Institute of Technology.

Elisabeth Leiderman, M.D. has served as our chief financial officer and head of corporate development since September 2020. From January 2020 to August 2020, Dr. Leiderman served as chief business officer at Complexa, Inc., a biopharmaceutical company. From November 2016 to November 2019, she was senior vice president, head of corporate development at Fortress Biotech, Inc., a biopharmaceutical company. She was a healthcare investment banker from 2007 to 2016. Most recently, she was an executive director at Nomura Securities, an investment bank, from 2013 to July 2016. Dr. Leiderman received a B.A. in biological sciences from the University of Pennsylvania, an M.B.A. from The Wharton School of the University of Pennsylvania and an M.D. from the Sackler School of Medicine at Tel Aviv University.

Anna Trask has served as our chief people, community and culture officer since January 2018. From November 2012 to December 2016, Ms. Trask served as senior director, human resources at the Dana-Farber Cancer Institute. Ms. Trask received a B.A. in politics from Mount Holyoke College and an M.A. in psychology from Boston University.

Ronald Vigliotta has served as our vice president, finance since November 2018. Previously, he served as our senior director, finance since November 2016. From 2013 to November 2016, Mr. Vigliotta served as controller at Warp Drive Bio, LLC, a biotechnology company. He previously worked at Ernst & Young LLP, an accounting firm. Mr. Vigliotta received a B.S. in accounting and finance from Fairfield University. Mr. Vigliotta is a certified public accountant.

Non-Employee Directors

Neil Exter has served as a member of our board of directors since April 2018. Mr. Exter has been a partner at Third Rock Ventures, a venture capital firm, since 2007. Prior to joining Third Rock Ventures, Mr. Exter was chief business officer of Alantos Pharmaceuticals Holding, Inc., a biopharmaceutical company, from 2006 until its acquisition by Amgen in 2007. Previously, he served as vice president of business development of Millennium Pharmaceuticals, Inc., a pharmaceutical company, from 2002 to 2006. Mr. Exter has served as a member of the boards of directors of Pliant Therapeutics, Inc., a biopharmaceutical company, since June 2015 and Revolution Medicines, Inc., a precision oncology company, since July 2019. He was a member of the boards of directors of CytomX Therapeutics, Inc., a biopharmaceutical company, from 2010 to December 2017, and Rhythm Pharmaceuticals, Inc., a biopharmaceutical company, from 2014 to June 2019. Mr. Exter received a B.S. from Cornell University, an M.S. from Stanford University and an M.B.A. as a Baker Scholar from Harvard Business School. We believe that Mr. Exter is qualified to serve on our board of directors because of his extensive experience investing in and advising life sciences companies, as well as his experience as a director of public and private companies in the life sciences industry.

Matthew Foy has served as a member of our board of directors since January 2021. He previously served as a member of our board of directors from April 2019 to November 2020. Mr. Foy has been a partner at SR One Capital Management, LP, a venture capital firm, since 2011. Previously, Mr. Foy was a vice president at Greenhill & Co, an investment bank, from 2002 to 2010. Mr. Foy received BSc and MSc degrees in biological sciences from the University of Oxford. We believe that Mr. Foy is qualified to serve on our board of directors because of his experience in venture capital in the life sciences industry.

Christine Poon has served as a member of our board of directors since May 2019. Ms. Poon is an executive-in-residence in the Department of Management and Human Resources at The Max M. Fisher College of Business at The Ohio State University, where she served as Dean and the John W. Berry, Sr. Chair in Business from 2009 to 2014. From 2000 to 2009, Ms. Poon held roles of increasing responsibility and leadership at Johnson & Johnson, a medical device, pharmaceutical and consumer goods company, most recently as vice chairman and worldwide chairman of pharmaceuticals. Ms. Poon has served on the boards of directors of the publicly traded companies Prudential Financial, Inc. since 2005, Regeneron Pharmaceuticals, Inc. since 2010 and The Sherwin-Williams Company since 2014. We believe that Ms. Poon is qualified to serve on our board of directors because of her extensive expertise in domestic and international business operations, including sales and marketing and commercial operations, and her deep strategic and operational knowledge of the pharmaceutical industry.

Peter A. Thompson, M.D. has served as a member of our board of directors since November 2020. Dr. Thompson has served as a Partner at OrbiMed Advisors LLC, an investment firm, since September 2010. Dr. Thompson currently serves on the boards of directors of Alpine Immune Sciences Inc., Corvus Pharmaceuticals, Inc., PMV Pharmaceuticals, Inc., and Silverback Therapeutics, Inc., as well as several private companies. Previously, Dr. Thompson served on the boards of Synthorx Inc. until its acquisition by Sanofi, Adaptimmune Therapeutics PLC, Prevail Therapeutics Inc., and Principia Biopharma Inc. Dr. Thompson also previously served in executive leadership roles at Trubion Pharmaceuticals, Inc., Chiron Corporation, and Becton, Dickinson and Company. Dr. Thompson is an affiliate professor of neurosurgery at the University of Washington. In addition, Dr. Thompson holds numerous patents and is a board-certified internist and oncologist. Dr. Thompson received a Sc. B. in molecular biology and mathematics from Brown University and an M.D. from Brown University Medical School. We believe that Dr. Thompson is qualified to serve on our board of directors because of his experience in management and venture capital in the biopharmaceutical industry.

Board Composition and Election of Directors

Board Composition

Our board of directors has five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our certificate of incorporation and bylaws also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of our shares of capital stock present in person or by proxy and entitled to vote, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

In accordance with the terms of our certificate of incorporation and bylaws that became effective upon the closing of our initial public offering, our board of directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	the class I directors are Matthew Foy and Christine Poon, and their term will expire at the annual meeting of stockholders to be held in 2022;
•	the class II directors are Neil Exter and Peter A. Thompson, M.D., and their term will expire at the annual meeting of stockholders to be held in 2023; and
•	the class III director is Laurence Reid, Ph.D., and his term will expire at the annual meeting of stockholders to be held in 2024.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires.

Audit Committee and Audit Committee Financial Experts

The members of our audit committee are Neil Exter, Matthew Foy and Christine Poon. Mr. Exter is the chair of the audit committee. Our board of directors has determined that each of Mr. Exter and Ms. Poon is an “audit committee financial expert” as defined in applicable SEC rules. Our board of directors has determined that each of Mr. Exter and Ms. Poon are “independent directors” pursuant to independence requirements under current Nasdaq and SEC rules and regulations, including the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934.

Stockholder Recommendation of Director Nominees

Our nominating and corporate governance committee will consider director candidates recommended by stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the nominating and corporate governance committee to become nominees for election to our board of directors may do so by delivering a written recommendation to our Secretary at the following address: 1325 Boylston Street, Suite 500, Boston, Massachusetts 02215, at least 90 days, but not more than 120 days, prior to the first anniversary of the preceding year’s annual meeting, or if no annual meeting was held in the preceding year, by delivering a written recommendation not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (1) the 90th day prior to such annual meeting and (2) the tenth day following the day on which notice of the date of such annual meeting was mailed or public disclosure of the date of such annual meeting was made. Submissions must include (1) such person’s name, age, business address and, if known, residence address, (2) such person’s principal occupation or employment, (3) the class and series and number of shares of stock of the corporation that are, directly or indirectly, owned, beneficially or of record, by such person, (4) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among (x) the stockholder, the beneficial owner, if any, on whose behalf the nomination is being made and the respective affiliates and associates of, or others acting in concert with, such stockholder and such beneficial owner, on the one hand, and (y) each proposed nominee, and his or her respective affiliates and associates, or others acting in concert with such nominee(s), on the other hand, including all information that would be required to be disclosed pursuant to Item 404 of Regulation S-K if the stockholder making the nomination and any beneficial owner on whose behalf the nomination is made or any affiliate or associate thereof or person acting in concert therewith were the “registrant” for purposes of such Item and the proposed nominee were a director or executive officer of such registrant, and (5) any other information concerning such person that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Exchange Act. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.decibeltx.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. Our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider any information contained in or accessible from our website to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The following discussion relates to the compensation of our president and chief executive officer, Laurence Reid, Ph.D., our executive vice president, pharmaceutical development and interim chief scientific officer, John Lee, our chief people, community and culture officer, Anna Trask, and our former president and chief executive officer, Steven H. Holtzman, for the year ended December 31, 2020. These four individuals are collectively referred to in this Annual Report on Form 10-K as our named executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Laurence Reid, Ph.D. President and Chief Executive Officer	2020	574,081(3)	215,000(4)	3,461,077	418(5)	4,250,576
John Lee Executive Vice President, Pharmaceutical Development and Interim Chief Scientific Officer	2020	432,000	375,100(6)	737,770	1,517(7)	1,546,387
Anna Trask Chief People, Community and Culture Officer	2020	307,316	173,600(8)	436,623	4,525(9)	922,064
Steven H. Holtzman(10)	2020	57,692	—	—	111,140(11)	168,832
Former President and Chief Executive Officer	2019	499,160	30,000	—	5,316(12)	534,476

(1)	Unless otherwise indicated, the amounts reported in the “Bonus” column reflect discretionary annual cash bonuses paid or to be paid to our named executive officers for their performance.
(2)

The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock options awarded during the year computed in accordance with the provisions of Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. See Note 11 to our consolidated financial statements appearing at the end of this filing regarding assumptions underlying the valuation of equity awards.

(3)

Dr. Reid was compensated pursuant to a consulting agreement dated November 11, 2019, which entitled him to a consulting fee of $10,000 per week, until October 28, 2020, at which time he entered into a letter agreement entitling him to an annualized base salary of $460,000.

(4)	Consists of a sign-on bonus paid pursuant to his letter agreement with us.
(5)	Consists of group term life insurance.
(6)	Consists of a $96,000 retention bonus, a $96,000 bonus paid in connection with the closing of our Series D financing and a $183,100 annual bonus.
(7)	Consists of group term life insurance premium.
(8)	Consists of a $60,000 bonus paid in connection with the closing of our Series D financing and a $113,600 annual bonus.
(9)	Consists of group term life insurance and long-term disability premium.
(10)	Mr. Holtzman served as our president and chief executive officer from July 4, 2016 until his resignation on January 17, 2020. Mr. Holtzman continues to serve our company as a consultant.

(11)	Consists of $967 group term life insurance, $173 long-term disability reimbursement and $110,000 in consulting fees.
(12)	Consists of group term life insurance and long-term disability premium.

Narrative to Summary Compensation Table

Base Salary.    In 2020, we paid Mr. Lee and Ms. Trask a base salary of $432,000 and $307,316, respectively, and paid Mr. Holtzman an annualized base salary of $500,000. As discussed below under “—Employment Agreements—Letter Agreement with Laurence Reid, Ph.D.,” in October 2020, we began paying Dr. Reid an annualized base salary of $460,000. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus.    Our board of directors may, in its discretion, award bonuses to our named executive officers from time to time. Our letter agreements with our named executive officers provided that they would be eligible for annual performance-based bonuses up to a specified percentage of their salary, subject to approval by our board of directors. From time to time, our board of directors approved discretionary annual cash bonuses to our named executive officers with respect to their prior year performance.

With respect to 2020, our board of directors awarded Dr. Reid a sign-on bonus of $215,000, Mr. Lee a retention bonus of $96,000, Mr. Lee and Ms. Trask bonuses in connection with the closing of our Series D financing of $96,000 and $60,000, respectively, and Mr. Lee and Ms. Trask annual bonus awards of $183,100 and $113,600, respectively.

Equity Incentives.    Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executive officers and from time to time may grant equity incentive awards to them in the form of stock options.

Prior to our initial public offering, our executives were eligible to participate in our 2015 Stock Incentive Plan, as amended, or the 2015 Plan. During 2020, all stock options were granted pursuant to the 2015 Plan. Following our initial public offering, our employees and executives are eligible to receive stock options and other stock-based awards pursuant to our 2021 Stock Incentive Plan, or the 2021 Plan.

We use stock options and restricted stock awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually, if we have performed as expected or better than expected. Prior to our initial public offering, the award of stock options and restricted stock to our executive officers has been made by our board of directors or compensation committee. None of our executive officers are currently party to an employment agreement that provides for automatic awards of stock options or restricted stock. We have granted stock options and restricted stock to our executive officers with time-based vesting. The options and restricted stock that we have granted to our executive officers typically vest as to 25% of the shares underlying the award on the first anniversary of the grant date and as to an additional 2.0833% of the original number of shares underlying the award monthly thereafter. Vesting rights cease upon termination of employment and exercise rights for stock options cease shortly after termination, except that vesting is fully accelerated upon certain terminations in connection with a change of control and exercisability is extended in the case of death or disability. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents.

We historically awarded stock options and restricted stock with exercise prices or purchase prices, as applicable, that are equal to the fair market value of our common stock on the date of grant as determined by our board of directors. The exercise price of all stock options granted after our initial public offering will be equal to the fair market value of shares of our common stock on the date of grant, which will be determined by reference to the closing market price of our common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2020.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Laurence Reid, Ph.D.	273,254	799,285(2)	4.40	December 7, 2030	—	—
John Lee	58,000	174,003(3)	4.40	December 7, 2030	2,260(4)	40,680
					1,286(5)	23,148
Anna Trask	34,325	102,977(6)	4.40	December 7, 2030	5,221(7)	93,978
	—	—	—	—	1,533(8)	27,594
Steven H. Holtzman	—	—	—	—	3,911(9)	70,398
	—	—	—	—	6,436(10)	115,848

(1)

The market value of our common stock is based on $18.00 per share, which was the initial public offering price for our common stock on February 11, 2021, as we did not have a public market for our common stock as of December 31, 2020.

(2)

Dr. Reid’s option to purchase 1,088,388 shares vests over four years, with 25% of the original number of shares underlying such option having vested on November 2, 2020, and 1/48th of the original number of shares underlying such option vesting thereafter in equal monthly installments through the fourth anniversary of the vesting commencement date, subject to continued service.

(3)

Mr. Lee’s option to purchase 232,003 shares vests over four years, with 25% of the original number of shares underlying such option having vested on December 7, 2020, and 1/48th of the original number of shares underlying such option vesting thereafter in equal monthly installments through the fourth anniversary of the vesting commencement date, subject to continued service.

(4)	Mr. Lee’s restricted stock award for 4,716 shares is scheduled to vest in equal monthly installments over four years until November 12, 2022, subject to continued service.
(5)	Mr. Lee’s restricted stock award for 4,749 shares is scheduled to vest in equal monthly installments over four years until January 1, 2022, subject to continued service.
(6)

Ms. Trask’s option to purchase 137,302 shares vests over four years, with 25% of the original number of shares underlying such option having vested on December 7, 2020, and 1/48th of the original number of shares underlying such option vesting thereafter in equal monthly installments through the fourth anniversary of the vesting commencement date, subject to continued service.

(7)	Ms. Trask’s restricted stock award for 12,528 shares is scheduled to vest in equal monthly installments over four years until August 2, 2022, subject to continued service.
(8)	Ms. Trask’s restricted stock award for 5,660 shares is scheduled to vest in equal monthly installments over four years until January 2, 2022, subject to continued service.
(9)	Mr. Holtzman’s restricted stock award for 26,821 shares is scheduled to vest in equal monthly installments over four years until July 10, 2021, subject to continuous service.
(10)	Mr. Holtzman’s restricted stock award for 23,762 shares is scheduled to vest in equal monthly installments over four years until January 1, 2022, subject to continuous service.

Employment Agreements

Letter Agreement with Laurence Reid, Ph.D.

From November 11, 2019 until October 28, 2020, Dr. Reid served as a consultant and was compensated pursuant to a consulting agreement dated November 11, 2019. Under the consulting agreement, Dr. Reid was entitled to a consulting fee of $10,000 per week. During this period, Dr. Reid also provided consulting services to us in his capacity as an entrepreneur in residence for Third Rock Ventures LLC, or TRV, and we paid TRV a total of $20,833 for Dr. Reid’s services. We entered into a letter agreement with Dr. Reid, dated October 28, 2020, which superseded and terminated his consulting agreement. Under the letter agreement, Dr. Reid is an at-will employee, and his employment with us can be terminated by him or us at any time and for any reason. The letter agreement provides that Dr. Reid is entitled to an annualized base salary of $460,000, a one-time sign-on bonus of $215,000 and that he is eligible, at our sole discretion, to earn an annual bonus targeted at 45%

of his base salary. Dr. Reid’s letter agreement also provides that he is entitled to an award of 5.25% of our fully diluted shares, subject to a four-year vesting schedule and continued employment.

Under the letter agreement, Dr. Reid is entitled, in the event of the termination of his employment for any reason, to a single lump sum payment of his then-current annualized base salary earned but not yet paid within 30 days of the termination of employment. The letter agreement also provides that if his employment is terminated by us without cause, subject to Dr. Reid’s execution of a separation and release of claims in our favor, we will continue to pay, for a period of 12 months, the share of the premiums for COBRA continuation coverage that we pay for active and similarly situated employees who receive the same type of coverage, provided he is eligible for and elects COBRA coverage, and pay him as severance, in a lump sum, an aggregate amount equivalent to (i) 12 months of his base salary and target bonus for the year in which his employment is terminated, or (ii) in the case of a change of control (as defined in the letter agreement), 18 months of his base salary and target bonus for the year in which his employment is terminated.

In addition, we entered into a change in control agreement with Dr. Reid dated October 28, 2020. Under the change in control agreement, Dr. Reid is entitled to accelerated vesting of any stock-based awards under certain circumstances after a change in control (as defined in the change in control agreement). The change in control agreement provides that Dr. Reid’s stock-based award shall become accelerated by 100%, subject to his execution of a release of claims in our favor and continued compliance with any restrictive covenant with us, if (i) Dr. Reid’s employment is terminated without cause or if he resigns for good reason (each as defined in the change in control agreement) or (ii) the acquirer fails to assume the equity obligations, during the 15-month period commencing three-months prior to a change in control.

Letter Agreement with John Lee

In connection with our initial hiring of Mr. Lee as our senior vice president, pharmaceutical development, we entered into a letter agreement with him dated August 11, 2016. Under the letter agreement, Mr. Lee is an at-will employee, and his employment with us can be terminated by Mr. Lee or us at any time and for any reason. The letter agreement provides that Mr. Lee is entitled to an annualized base salary of $325,000, and that he is eligible, at our sole discretion, to earn an annual bonus of up to 30% of his base salary. Mr. Lee’s letter agreement also provided that he was entitled to an award of 17,679 shares of our common stock, subject to a four-year vesting schedule and continued employment.

Letter Agreement with Anna Trask

In connection with our initial hiring of Ms. Trask as our vice president, people, community and culture, we entered into a letter agreement with her dated December 19, 2017. Under the letter agreement, Ms. Trask is an at-will employee, and her employment with us can be terminated by Ms. Trask or us at any time and for any reason. The letter agreement provides that Ms. Trask is entitled to an annualized base salary of $285,000, and that she is eligible to earn an annual bonus of up to 25% of her base salary upon the achievement of agreed upon corporate and individual goals. Ms. Trask’s letter agreement also provides that she is entitled to an award of 5,660 shares of our common stock, subject to a four-year vesting schedule and continued employment.

Letter Agreement with Steven H. Holtzman

In connection with our initial hiring of Mr. Holtzman as our chief executive officer, we entered into a letter agreement with him dated June 17, 2016. Under the letter agreement, Mr. Holtzman was an at-will employee, and his employment with us could be terminated by Mr. Holtzman or us at any time and for any reason. The letter agreement provided that Mr. Holtzman was entitled to a base salary of $450,000 during his employment with us and that he was eligible, at our sole discretion, to earn an annual bonus of up to 40% of his base salary. Mr. Holtzman’s letter agreement also provided that he was entitled to an award of 67,109 shares of common stock, subject to a four-year vesting schedule and continued employment. In addition, the letter agreement provided Mr. Holtzman the opportunity to receive additional incentive-based compensation upon the achievement of mutually agreed upon key milestones. Mr. Holtzman resigned in January 2020.

Consulting Agreement with Steven H. Holtzman

In connection with Mr. Holtzman’s resignation as our president and chief executive officer in January 2020, we entered into a consulting agreement with Mr. Holtzman pursuant to which he agreed to provide certain consulting services in the areas of management and business development to us for a one-year period following the end of his employment, which may be extended by mutual agreement. As consideration for those consulting services, all of the equity awards granted to Mr. Holtzman during his employment with us continue to vest during the period during which he provides consulting services and are exercisable in accordance with the terms of the agreements governing such equity awards. During the year ended December 31, 2020, we paid Mr. Holtzman consulting fees of $110,000 and recorded non-cash stock-based compensation expense of $91,492 related to the continued vesting of Mr. Holtzman’s equity awards.

Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreements

Each of our executive officers has entered into a standard form of agreement with respect to non-competition, non-solicitation, confidential information and assignment of inventions. Under this agreement, each executive officer has agreed not to compete with us during his or her employment and for a period of nine to 12 months after the termination of his or her employment, not to solicit our employees, consultants, customers, prospective customers or suppliers during his or her employment and for a period of nine to 12 months after the termination of his or her employment, and to protect our confidential and proprietary information indefinitely. In addition, under this agreement, each executive officer has agreed that we own all inventions that are developed by such executive officer during his or her employment with us that (i) are related to our business or customers or any of our products or services being researched, developed, manufactured or sold by us or which may be used with such products or services, (ii) result from tasks assigned to the executive officer by us or (iii) result from the use of our premises or personal property (whether tangible or intangible) owned, leased or contracted for by us. Each executive officer also has agreed to provide us with a non-exclusive, royalty-free, paid-up, irrevocable, worldwide license to use any prior inventions that such executive officer incorporates into inventions assigned to us under this agreement.

Stock Option and Other Compensation Plans

In this section we describe the 2015 Plan, the 2021 Plan and our 2021 Employee Stock Purchase Plan, or the 2021 ESPP. During the year ended December 31, 2020 prior to the pricing of our IPO on February 11, 2021, we granted awards to eligible participants under the 2015 Plan. We expect to grant awards to eligible participants from time to time only under the 2021 Plan.

2015 Stock Incentive Plan

The 2015 Plan was initially approved by our board of directors and stockholders in October 2015 and was subsequently amended in August 2016, June 2017, November 2017, August 2018, February 2019 and November 2020, in each case solely to increase the total number of shares reserved for issuance under the 2015 Plan. The 2015 Plan provided for the grant of incentive stock options, non-statutory options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. Our employees, officers, directors, consultants and advisors were eligible to receive awards under the 2015 Plan; however, incentive stock options could only be granted to our employees. Pursuant to the terms of the 2015 Plan, our board of directors (or a committee delegated by our board of directors) administers the plan and, subject to any limitations in the plan, selects the recipients of awards and determines:

•	the number of shares of our common stock covered by options and the dates upon which the options become exercisable;
•	the type of options to be granted;
•	the duration of options, which may not be in excess of ten years;
•	the exercise price of options, which must be at least equal to the fair market value of our common stock on the date of grant; and
•

the number of shares of our common stock subject to and the terms of any stock appreciation rights, restricted stock awards, restricted stock units or other stock-based awards and the terms and conditions of such awards, including conditions for repurchase, issue price and repurchase price (though the measurement price of stock appreciation rights must be at least equal to the fair market value of our common stock on the date of grant and the duration of such awards may not be in excess of ten years).

The maximum number of shares of common stock authorized for issuance under the 2015 Plan is 3,930,701 shares. Our board of directors may amend, suspend or terminate the 2015 Plan at any time, except that stockholder approval may be required to comply with applicable law.

Effect of Certain Changes in Capitalization.    Upon the occurrence of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock other than an ordinary cash dividend, under the terms of the 2015 Plan, we are required to equitably adjust (or make substitute awards, if applicable), in the manner determined by our board of directors:

•	the number and class of securities available under the 2015 Plan;
•	the number and class of securities and exercise price per share of each outstanding option;
•	the share and per-share provisions and the measurement price of each outstanding stock appreciation right;
•	the number of shares subject to and the repurchase price per share subject to each outstanding restricted stock award or restricted stock unit award; and
•	the share and per-share-related provisions and the purchase price, if any, of each outstanding other stock-based award.

Effect of Certain Corporate Transactions.    Upon the occurrence of a merger or other reorganization event (as defined in the 2015 Plan), our board of directors may, on such terms as our board of directors determines (except to the extent specifically provided otherwise in an applicable award agreement or other agreement between the participant and us), take any one or more of the following actions pursuant to the 2015 Plan as to all or any (or any portion of) outstanding awards, other than awards of restricted stock:

•	provide that outstanding awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof);
•

upon written notice to a participant, provide that all of the participant’s unexercised awards will terminate immediately prior to the consummation of the reorganization event unless exercised by the participant (to the extent then exercisable) within a specified period following the date of the notice;

•	provide that outstanding awards shall become exercisable, realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon such reorganization event;
•

in the event of a reorganization event pursuant to which holders of shares of our common stock will receive a cash payment for each share surrendered in the reorganization event, make or provide for a cash payment to participants with respect to each award held by a participant equal to (1) the number of shares of our common stock subject to the vested portion of the award (after giving effect to any acceleration of vesting that occurs upon or immediately prior to the reorganization event) multiplied by (2) the excess, if any, of the cash payment for each share surrendered in the reorganization event over the exercise, measurement or purchase price of such award and any applicable tax withholdings, in exchange for the termination of the award;

•

provide that, in connection with our liquidation or dissolution, awards will convert into the right to receive liquidation proceeds (if applicable, net of the exercise measurement or purchase price thereof and any applicable tax withholdings); or

•	any combination of the foregoing.

Our board of directors is not obligated under the 2015 Plan to treat all awards, all awards held by a participant, or all awards of the same type, identically.

In the case of certain restricted stock units, no assumption or substitution is permitted, and the restricted stock units will instead be settled in accordance with the terms of the applicable restricted stock unit agreement.

Upon the occurrence of a reorganization event other than our liquidation or dissolution, the repurchase and other rights with respect to outstanding restricted stock awards will continue for the benefit of the succeeding company and will, unless our board of directors determines otherwise, apply to the cash, securities, or other property which our common stock was converted into or exchanged for in the reorganization event in the same manner and to the same extent as they applied to the common stock subject to the restricted stock award. However, our board of directors may provide for the termination or deemed satisfaction of such repurchase or other rights under the restricted stock award agreement or any other agreement between a participant and us, either initially or by amendment. Upon our liquidation or dissolution, except to the extent specifically provided to the contrary in the restricted stock award agreement or any other agreement between the plan participant and us, all restrictions and conditions on all restricted stock awards then outstanding will automatically be deemed terminated or satisfied.

Our board of directors may at any time provide that any award under the 2015 Plan shall become immediately exercisable in whole or in part, free of some or all restrictions or conditions, or otherwise realizable in whole or in part, as the case may be.

As of February 6, 2021, there were options to purchase an aggregate of 2,682,347 shares of common stock outstanding under the 2015 Plan at a weighted average exercise price of $4.53 per share. In addition, as of February 6, 2021, there were 438,136 shares of restricted stock outstanding under the 2015 Plan and 790,596 shares of common stock were available for future issuance under the 2015 Plan. No further awards will be made under the 2015 Plan; however, awards outstanding under the 2015 Plan will continue to be governed by their existing terms.

2021 Stock Incentive Plan

In January 2021, our board of directors adopted, and in February 2021 our stockholders approved, the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for our initial public offering, which occurred on February 11, 2021. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Plan is the sum of (1) 849,056; plus (2) the number of shares (up to a maximum of 3,529,250 shares) as is equal to the sum of (x) the number of shares of our common stock reserved for issuance under the 2015 Plan that remained available for grant under the 2015 Plan immediately prior to the effectiveness of the registration statement for our initial public offering, which occurred on February 11, 2021 and (y) the number of shares of our common stock subject to outstanding awards granted under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, commencing on January 1, 2022 and continuing for each fiscal year until, and including, January 1, 2031, equal to the least of (i) 4% of the number of shares of our common stock outstanding on such date, and (ii) an amount determined by our board of directors.

Up to 9,433,962 of the shares of common stock available for issuance under the 2021 Plan may be issued as incentive stock options.

Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2021 Plan; however, incentive stock options may only be granted to our employees.

Pursuant to the terms of the 2021 Plan, our board of directors (or a committee delegated by our board of directors) administers the 2021 Plan and, subject to any limitations set forth in the 2021 Plan, selects the recipients of awards and determine:

•	the number of shares of our common stock covered by options and the dates upon which the options become exercisable;
•	the type of options to be granted;
•	the duration of options, which may not be in excess of ten years;
•	the exercise price of options, which must be at least equal to the fair market value of our common stock on the date of grant;
•	the methods of payment of the exercise price of options; and
•

the number of shares of our common stock subject to and the terms and conditions of any stock appreciation rights, awards of restricted stock, restricted stock units or other stock-based awards, including conditions for repurchase, measurement price, issue price and repurchase price (though the measurement price of stock appreciation rights must be at least equal to the fair market value of our common stock on the date of grant and the duration of such awards may not be in excess of ten years) and any performance conditions.

If our board of directors delegates authority to one or more of our officers to grant awards under the 2021 Plan, the officers will have the power to make awards to all of our employees, except officers and executive officers (as such terms are defined in the 2021 Plan). Our board of directors will fix the terms of the awards to be granted by any such officer, the maximum number of shares subject to awards that any such officer may grant, and the time period in which such awards may be granted.

Effect of Certain Changes in Capitalization.    In the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock other than an ordinary cash dividend, we are required by the

2021 Plan to make equitable adjustments (or make substitute awards, if applicable), in the manner determined by our board of directors, to:

•	the number and class of securities available under the 2021 Plan;
•	the share counting rules under the 2021 Plan;
•	the number and class of securities and exercise price per share of each outstanding option;
•	the share and per-share provisions and the measurement price of each outstanding stock appreciation right;
•	the number of shares and the repurchase price per share subject to each outstanding award of restricted stock; and
•	the share and per-share related provisions and purchase price, if any, of each outstanding restricted stock unit award and each other stock-based award.

Effect of Certain Corporate Transactions.    Upon the occurrence of a merger or other reorganization event (as defined in the 2021 Plan), our board of directors may, on such terms as our board of directors determines (except to the extent specifically provided otherwise in an applicable award agreement or other agreement between the participant and us), take any one or more of the following actions pursuant to the 2021 Plan as to all or any (or any portion of) outstanding awards, other than awards of restricted stock:

•

provide that outstanding awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate of the acquiring or succeeding corporation);

•

upon written notice to a participant, provide that all of the participant’s unvested awards will be forfeited immediately prior to the consummation of the reorganization event and/or that all of the participant’s vested but unexercised awards will terminate immediately prior to the consummation of such transaction unless exercised, to the extent exercisable, by the participant within a specified period following the date of such notice;

•	provide that outstanding awards will become exercisable, realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the reorganization event;
•

in the event of a reorganization event pursuant to which holders of our common stock will receive a cash payment for each share surrendered in the reorganization event, make or provide for a cash payment to participants with respect to each award held by a participant equal to (1) the number of shares of our common stock subject to the vested portion of the award (after giving effect to any acceleration of vesting that occurs upon or immediately prior to such reorganization event) multiplied by (2) the excess, if any, of the cash payment for each share surrendered in the reorganization event over the exercise, measurement or purchase price of such award and any applicable tax withholdings, in exchange for the termination of such award;

•

provide that, in connection with our liquidation or dissolution, awards will convert into the right to receive liquidation proceeds (if applicable, net of the exercise, measurement or purchase price thereof and any applicable tax withholdings); or

•	any combination of the foregoing.

Our board of directors is not obligated by the 2021 Plan to treat all awards, all awards held by a participant, or all awards of the same type, identically.

In the case of certain restricted stock units, no assumption or substitution is permitted, and the restricted stock units will instead be settled in accordance with the terms of the applicable restricted stock unit agreement.

Upon the occurrence of a reorganization event other than our liquidation or dissolution, our repurchase and other rights with respect to each outstanding award of restricted stock will continue for the benefit of the succeeding company and will, unless our board of directors determines otherwise, apply to the cash, securities or other property which our common stock is converted into or exchanged for pursuant to the reorganization event in the same manner and to the same extent as they applied to the common stock subject to the restricted stock award. However, our board of directors may provide for the termination or deemed satisfaction of such repurchase or other rights under the restricted stock award agreement or any other agreement between the participant and us, either initially or by amendment. Upon the occurrence of a reorganization event involving our liquidation or dissolution, all restrictions and conditions on each outstanding restricted stock award will automatically be deemed terminated or satisfied, unless otherwise provided in the agreement evidencing the restricted stock award or in any other agreement between the participant and us.

Our board of directors may, at any time, provide that any award under the 2021 Plan will become immediately exercisable in whole or in part, free of some or all restrictions or conditions, or otherwise realizable in whole or in part, as the case may be.

Except with respect to certain actions requiring stockholder approval under the U.S. Internal Revenue Code of 1986, as amended, which we refer to as the Code, or Nasdaq Stock Market rules, our board of directors may amend, modify or terminate any outstanding award under the 2021 Plan, including but not limited to, substituting for the award another award of the same or a different type, changing the date of exercise or realization, and converting an incentive stock option to a nonstatutory stock option, subject to certain participant consent requirements. However, unless our stockholders approve such action, the 2021 Plan provides that we may not (except as otherwise permitted in connection with a change in capitalization or reorganization event):

•

amend any outstanding stock option or stock appreciation right granted under the 2021 Plan to provide an exercise or measurement price per share that is lower than the then-current exercise or measurement price per share of such outstanding award;

•

cancel any outstanding stock option or stock appreciation right (whether or not granted under the 2021 Plan) and grant a new award under the 2021 Plan in substitution for the canceled award (other than substitute awards permitted in connection with a merger or consolidation of an entity with us or our acquisition of property or stock of another entity) covering the same or a different number of shares of our common stock and having an exercise or measurement price per share lower than the then-current exercise or measurement price per share of the canceled award;

•

cancel in exchange for a cash payment any outstanding option or stock appreciation right with an exercise or measurement price per share above the then-current fair market value of our common stock (valued in the manner determined by (or in the manner approved by) our board of directors); or

•	take any other action that constitutes a “repricing” within the meaning of Nasdaq rules or the rules of any other exchange or marketplace on which our common stock is listed or traded.

No award may be granted under the 2021 Plan on or after February 10, 2031. Our board of directors may amend, suspend or terminate the 2021 Plan at any time, except that stockholder approval will be required to comply with applicable law or stock market requirements.

2021 Employee Stock Purchase Plan

In January 2021, our board of directors adopted, and in February 2021 our stockholders approved, the 2021 ESPP, which became effective immediately prior to the effectiveness of the registration statement for our initial public offering, which occurred on February 11, 2021. The 2021 ESPP is administered by our board of directors or by a committee appointed by our board of directors. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 566,037 shares of our common stock. The number of shares of our common stock reserved for issuance under the 2021 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2022 and continuing for each fiscal year until, and including, January 1, 2032, in an amount equal to the least of (1) 1,132,075 shares of our common stock, (2) 1% of the number of shares of our common stock outstanding on the first day of such fiscal year and (3) an amount determined by our board of directors.

All of our employees and employees of any designated subsidiary, as defined in the 2021 ESPP, are eligible to participate in the 2021 ESPP, provided that:

•	such person is customarily employed by us or a designated subsidiary for more than 20 hours a week and for more than five months in a calendar year;
•	such person has been employed by us or by a designated subsidiary for at least three months prior to enrolling in the 2021 ESPP; and
•	such person was our employee or an employee of a designated subsidiary on the first day of the applicable offering period under the 2021 ESPP.

We retain the discretion to determine which eligible employees may participate in an offering under applicable regulations.

We expect to make one or more offerings to our eligible employees to purchase stock under the 2021 ESPP beginning at such time and on such dates as our board of directors may determine, or on the first business day thereafter. Each offering will consist of a six-month offering period during which payroll deductions will be made and held for the purchase of our common stock at the end of the offering period. Our board of directors or a committee designated by the board of directors may, at its discretion, choose a different period of not more than 12 months for offerings.

On each offering commencement date, each participant will be granted the right to purchase, on the last business day of the offering period, up to a number of shares of our common stock determined by multiplying $2,083 by the number of full months in the offering period and dividing that product by the closing price of our common stock on the first day of the offering period. No employee may be granted an option under the 2021 ESPP that permits the employee’s rights to purchase shares under the 2021 ESPP and any other employee stock purchase plan of ours or of any of our subsidiaries to accrue at a rate that exceeds $25,000 of the fair market value of our common stock (determined as of the first day of each offering period) for each calendar year in which the option is outstanding. In addition, no employee may purchase shares of our common stock under the 2021 ESPP that would result in the employee owning 5% or more of the total combined voting power or value of our stock or the stock of any of our subsidiaries.

On the commencement date of each offering period, each eligible employee may authorize up to a maximum of 15% of his or her compensation to be deducted by us during the offering period. Each employee who continues to be a participant in the 2021 ESPP on the last business day of the offering period will be deemed to have exercised an option to purchase from us the number of whole shares of our common stock that his or her accumulated payroll deductions on such date will pay for, not in excess of the maximum numbers set forth above. Under the terms of the 2021 ESPP, the purchase price will be determined by our board of directors or the committee for each offering period and will be at least 85% of the applicable closing price of our common stock. If our board of directors or the committee does not make a determination of the purchase price, the purchase price will be 85% of the lesser of the closing price of our common stock on the first business day of the offering period or on the last business day of the offering period.

An employee may at any time prior to the close of business on the fifteenth business day (or such other number of days as is determined by us) prior to the end of an offering period, and for any reason, permanently withdraw from participating in an offering prior to the end of an offering period and permanently withdraw the balance accumulated in the employee’s account. Partial withdrawals are not permitted. If an employee elects to discontinue his or her payroll deductions during an offering period but does not elect to withdraw his or her funds, funds previously deducted will be applied to the purchase of common stock at the end of the offering period. If a participating employee’s employment ends before the last business day of an offering period, no additional payroll deductions will be taken and the balance in the employee’s account will be paid to the employee.

We will be required to make equitable adjustments to the extent determined by our board of directors or a committee thereof to the number and class of securities available under the 2021 ESPP, the share limitations under the 2021 ESPP, and the purchase price for an offering period under the 2021 ESPP to reflect stock splits, reverse stock splits, stock dividends, recapitalizations, combinations of shares, reclassifications of shares, spin-offs and other similar changes in capitalization or events or any dividends or distributions to holders of our common stock other than ordinary cash dividends.

In connection with a merger or other reorganization event, as defined in the 2021 ESPP, our board of directors or a committee of our board of directors may take any one or more of the following actions as to outstanding options to purchase shares of our common stock under the 2021 ESPP on such terms as our board of directors or committee thereof determines:

•	provide that options will be assumed, or substantially equivalent options will be substituted, by the acquiring or succeeding corporation (or an affiliate of the acquiring or succeeding corporation);
•

upon written notice to employees, provide that all outstanding options will be terminated immediately prior to the consummation of such reorganization event and that all such outstanding options will become exercisable to the extent of accumulated payroll deductions as of a date specified by board of directors or committee thereof in such notice, which date will not be less than ten days preceding the effective date of the reorganization event;

•

upon written notice to employees, provide that all outstanding options will be canceled as of a date prior to the effective date of the reorganization event and that all accumulated payroll deductions will be returned to participating employees on such date;

•

in the event of a reorganization event under the terms of which holders of our common stock will receive upon consummation thereof a cash payment for each share surrendered in the reorganization event, change the last day of the offering period to be the date of the consummation of the reorganization event and make or provide for a cash payment to each employee equal to (1) the cash payment for each share surrendered in the reorganization event times the number of shares of our common stock that the employee’s accumulated payroll deductions as of immediately prior to the reorganization event could purchase at the applicable purchase price, where the cash payment for each share surrendered in the reorganization event is treated as the fair market value of our common stock on the last day of the applicable offering period for purposes of determining the purchase price and where the number of shares that could be purchased is subject to the applicable limitations under the 2021 ESPP minus (2) the result of multiplying such number of shares by the purchase price; and/or

•	provide that, in connection with our liquidation or dissolution, options will convert into the right to receive liquidation proceeds (net of the purchase price thereof).

Our board of directors may at any time, and from time to time, amend or suspend the 2021 ESPP or any portion of the 2021 ESPP. We will obtain stockholder approval for any amendment if such approval is required by Section 423 of the Code. Further, our board of directors may not make any amendment that would cause the 2021 ESPP to fail to comply with Section 423 of the Code. The 2021 ESPP may be terminated at any time by our board of directors. Upon termination, we will refund all amounts in the accounts of participating employees.

Change in Control Vesting Acceleration Policy

We adopted a change in control vesting acceleration policy, or the Vesting Policy, on February 28, 2019 applicable to equity awards outstanding at the time of a change in control of our company. In connection with the Vesting Policy, each holder of an outstanding equity award on February 28, 2019, and each recipient of an equity award thereafter, has entered or will enter into our form of change in control agreement. Upon a change in control of our company, if either (1) the holder is terminated without cause or leaves for good reason, or (2) the acquirer fails to assume the equity obligation (for example, through continued vesting of unvested shares), then vesting will be accelerated based on months of service to our company as follows:

Length of Service	Amount of Acceleration
0–12 Months	12 months
12–24 Months	24 months
24–36 Months	36 months
More than 36 Months	48 months

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law, or the DGCL, and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

•	for any breach of the director’s duty of loyalty to us or our stockholders;
•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	for voting for or assenting to unlawful payments of dividends, stock repurchases or other distributions; or
•	for any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

In addition, our certificate of incorporation provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

We maintain a general liability insurance policy that covers specified liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we have entered into indemnification agreements with all of our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such executive officer or director for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our executive officers or directors.

Some of our non-employee directors may, through their relationships with their employers, be insured or indemnified against specified liabilities incurred in their capacities as members of our board of directors.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, may be permitted to directors, executive officers or persons controlling us, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Rule 10b5-1 Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. It also is possible that the director or officer could amend or terminate the plan when not in possession of material, nonpublic information. In addition, our directors and executive officers may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Director Compensation

The table below shows all compensation to our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
George A. Scangos, Ph.D.(3)	—	—	—
Roger H. Brown(4)	—	—	—
Neil Exter	—	—	—
Matthew Foy(5)	—	—	—
Craig Muir(6)	—	—	—
Anthony Philippakis, M.D., Ph.D.(7)	—	—	—
Christine Poon	17,500	—	17,500

(1)

The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 11 to our consolidated financial statements appearing at the end of this filing regarding assumptions underlying the valuation of equity awards.

(2)	As of December 31, 2020, the aggregate number of shares of our common stock subject to outstanding option awards for each non-employee director was as follows:

Director	Aggregate Number of Stock Options
George A. Scangos, Ph.D.	—
Roger H. Brown.	—
Neil Exter	—
Matthew Foy	—
Craig Muir	—
Anthony Philippakis, M.D., Ph.D.	—
Christine Poon	4,716

(3)	Dr. Scangos resigned as a member of our board of directors in June 2020.

(4)	Mr. Brown resigned as a member of our board of directors in April 2020.
(5)	Mr. Foy resigned as a member of our board of directors in November 2020 and was reappointed to our board of directors in January 2021.
(6)	Mr. Muir resigned as a member of our board of directors in June 2020.
(7)	Dr. Philippakis resigned as a member of our board of directors in January 2021.

Prior to our initial public offering, we paid cash fees and granted stock options to certain of our non-employee directors for their service on our board of directors; however, we did not have a written agreement with any of our directors or a formal non-employee director compensation policy.

We have historically reimbursed our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings. Laurence Reid, Ph.D., our current president and chief executive officer, does not receive any additional compensation for his service as a director. In addition, Steven H. Holtzman, our former president and chief executive officer, did not receive any additional compensation for his service as director. Each of Dr. Reid and Mr. Holtzman is one of our named executive officers and, accordingly, the compensation that we paid to Dr. Reid and Mr. Holtzman is discussed under “—Summary Compensation Table” and “—Narrative to Summary Compensation Table.”

In January 2021, our board of directors approved a director compensation program. Under this director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of the board and the chairman of each committee will receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Fee	Chairman Incremental Annual Fee
Board of Directors	$35,000	$30,000
Audit Committee	$7,500	$7,500
Compensation Committee	$5,000	$5,000
Nominating and Corporate Governance Committee	$4,000	$4,000

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

In addition, under our director compensation program, each of our current non-employee directors received an option to purchase 20,000 shares of our common stock under the 2021 Plan, and each non-employee director subsequently elected after the completion of our initial public offering will receive under the 2021 Plan, upon his or her initial election or appointment to our board of directors, an option to purchase 20,000 shares of our common stock. Each of these options will vest in equal monthly installments until the third anniversary of the grant date, subject to the non-employee director’s continued service as a director, employee or consultant. Further, on the dates of each of our annual meetings of stockholders, each non-employee director that has served on our board of directors for at least six months will receive, under the 2021 Plan, an option to purchase 10,000 shares of our common stock. Each of these options will vest in full on the anniversary of the grant date (or, if earlier, the date of the next annual meeting of stockholders following the date of grant), subject to the non-employee director’s continued service as a director, employee or consultant. All options issued to our non-employee directors under our director compensation program will be issued at exercise prices equal to the fair market value of our common stock on the date of grant and will have a term of ten years.

On February 11, 2021, we granted to each of our non-employee directors an option to purchase 20,000 shares of our common stock under our 2021 Plan, each at an exercise price per share of $18.00. These options will vest in equal monthly installments until the third anniversary of the grant date, subject to the non-employee director’s continued service as a director, employee or consultant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2021 by:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 24,901,577 shares of our common stock outstanding as of February 28, 2021, which includes 45,631 shares of unvested restricted stock subject to repurchase by us.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock that an individual has a right to acquire within 60 days after February 28, 2021 are considered outstanding and beneficially owned by the person holding such right for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of each beneficial owner is c/o Decibel Therapeutics, Inc., 1325 Boylston Street, Suite 500, Boston, Massachusetts 02215.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Stockholders:
Entities affiliated with OrbiMed(1)	4,945,192	19.9
Third Rock Ventures III, L.P.(2)	3,139,685	12.6
Regeneron Pharmaceuticals, Inc.(3)	2,097,314	8.4
Citadel Multi-Strategy Equities Master Fund Ltd.(4)	1,788,443	7.2
Entities affiliated with GV(5)	1,636,258	6.6
GSK Equity Investments, Limited(6)	1,168,663	4.7
Directors and Named Executive Officers:
Laurence Reid, Ph.D.(7)	357,127	1.4
John Lee(8)	99,645	*
Anna Trask(9)	61,094	*
Steven H. Holtzman(10)	67,786	*
Neil Exter(11)	3,140,241	12.6
Matthew Foy(12)	1,169,219	4.7
Christine Poon(13)	2,621	*
Peter A. Thompson, M.D.(14)	4,945,748	19.9
All current executive officers and directors as a group (nine persons)(15)	9,817,913	38.7

*	Less than one percent.
(1)

Consists of (i) 3,843,206 shares of common stock held by OrbiMed Private Investments VIII, LP, (ii) 883,418 shares of common stock held by OrbiMed Partners Master Fund Limited, and (iii) 218,568 shares of common stock held by OrbiMed Genesis Master Fund, L.P. OrbiMed Capital GP VIII LLC, or Capital GP VIII, is the general partner of OrbiMed Private Investments VIII, LP, or OPI VIII. OrbiMed Genesis GP LLC, or Genesis GP, is the general partner of OrbiMed Genesis Master Fund, L.P., or Genesis. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of Capital GP VIII and Genesis GP. OrbiMed Capital LLC, or OrbiMed Capital, is the investment advisor for OrbiMed Partners Master Fund Limited, or OPM. OrbiMed Capital is a relying advisor of OrbiMed Advisors. By virtue of such relationships, Capital GP VIII and OrbiMed Advisors may be deemed to have voting and investment power over the securities held by OPI VIII and, as a result, may be deemed to have beneficial ownership over such securities. Genesis GP and OrbiMed Advisors may be deemed to have voting and investment power over the securities held by OrbiMed Genesis Master Fund, L.P. and, as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Capital may be deemed to have voting and investment power over the securities held by OPM and, as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Advisors and OrbiMed Capital exercise voting and investment power through a management committee comprised of Carl L. Gordon, Jonathan T. Silverstein and Steven H. Borho, each of whom disclaims beneficial ownership of the shares held by OPI VIII, Genesis and OPM. Peter A. Thompson, M.D. is a partner at OrbiMed Advisors LLC and disclaims beneficial ownership of the shares held herein except to the extent of his pecuniary interest therein. The business address for OPI VIII, Genesis and OPM is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, NY 10022.  Based solely on a Schedule 13D filed by OrbiMed Advisors with the SEC on March 1, 2021.

(2)

Consists of 3,139,685 shares of common stock held directly by Third Rock Ventures III, L.P. (“TRV III”). The general partner of TRV III is Third Rock Ventures GP III, L.P. (“TRV GP III”). The general partner of TRV GP III is TRV GP III, LLC (“TRV GP III LLC”). The individual managers of TRV GP III LLC are Mark Levin (“Levin”), Kevin Starr (“Starr”) and Dr. Robert Tepper (“Tepper”). Neil Exter (“Exter”), a member of our board of directors, is a partner of TRV III. Each of TRV GP III, TRV GP III LLC, Levin, Starr and Tepper may be deemed to share voting and investment power over the shares held by TRV III. Each of TRV GP III, TRV GP III LLC, Levin, Starr, Tepper and Exter disclaims beneficial ownership of the shares held herein except to the extent of its or his pecuniary interest therein, if any. The address of TRV III is 29 Newbury Street, Suite 301, Boston, MA 02116.

(3)	The address of Regeneron Pharmaceuticals, Inc. is 777 Old Saw Mill River Road, Tarrytown, NY 10591.
(4)

Consists of (i) 1,788,396 shares of common stock held by Citadel Multi-Strategy Equities Master Fund Ltd., or CM, and (ii) 47 shares of common stock held by Citadel Securities LLC, or Citadel Securities. Citadel Advisors LLC, or Citadel Advisors, acts as the portfolio manager of CM.  Citadel Advisors Holdings LP, or CAH, is the sole member of Citadel Advisors, and Citadel GP LLC, or CGP, is the general partner of CAH. CALC IV LP, or CALC4, is the non-member manager of Citadel Securities and CRBH. Citadel Securities GP LLC, or CSGP, is the general partner of CALC4.  Kenneth Griffin owns a controlling interest in CGP and CSGP and may be deemed to share voting and dispositive power over the shares held by CM. The address of CM is c/o Citadel Advisors, 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. Based solely on a Schedule 13G filed by Citadel Advisors on March 1, 2021 with the SEC.

(5)

Consists of (i) 321,978 shares of common stock held by GV 2016, L.P., (ii) 494,649 shares of common stock held by GV 2017, L.P., and (iii) 819,631 shares of common stock held by GV 2019, L.P. GV 2016 GP, L.P. (the general partner of GV 2016, L.P.), GV 2016 GP, L.L.C. (the general partner of GV 2016 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2016 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC) and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2016, L.P. GV 2017 GP, L.P. (the general partner of GV 2017, L.P.), GV 2017 GP, L.L.C. (the general partner of GV 2017 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2017 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC) and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2017, L.P. GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C. (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC) and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2019, L.P. The principal business address of GV 2016, L.P., GV 2016 GP, L.P., GV 2016 GP, L.L.C., GV 2017, L.P., GV 2017 GP, L.P., GV 2017 GP, L.L.C., GV 2019, L.P., GV 2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, CA 94043.

(6)

Consists of shares of common stock held by GSK Equity Investments, Limited, formerly known as S.R. One, Limited. GSK Equity Investments, Limited is an indirect wholly owned subsidiary of GlaxoSmithKline plc. SR One Capital Management, LP is the investment advisor for GSK Equity Investments, Limited. Matthew Foy, a member of our board of directors, is a partner of SR One Capital Management, LP and disclaims beneficial ownership of the shares held by GSK Equity Investments, Limited, except to the extent of his pecuniary interest therein. The address of GSK Equity Investments, Limited is c/o GlaxoSmithKline, Five Crescent Drive, Mail Code NY0300, Philadelphia PA 19112.

(7)	Consists of (i) 15,849 shares of common stock and (ii) 341,278 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.
(8)

Consists of (i) 27,144 shares of common stock, of which 2,753 remain subject to vesting 60 days after February 28, 2021, and (ii) 72,501 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.

(9)

Consists of (i) 18,188 shares of common stock, of which 5,241 remain subject to vesting 60 days after February 28, 2021, and (ii) 42,906 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.

(10)	Consists of 67,786 shares of common stock, of which 4,719 remain subject to vesting 60 days after February 28, 2021, held by the Steven H. Holtzman Revocable Trust.
(11)	Consists of items in footnote (2) plus 556 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.

(12)	Consists of items in footnote (6) plus 556 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.
(13)	Consists of 2,621 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.
(14)	Consists of items in footnote (1) plus 556 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.
(15)

Consists of (i) 9,321,308 shares of common stock, of which 912 remain subject to vesting 60 days after February 28, 2021, and (iii) 496,605 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2021.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders: 2015 Stock Incentive Plan(1)	2,686,120	4.53	790,596
Equity compensation plans not approved by security holders	-	-	-
Total	2,686,120	4.53	790,596

(1)

Our 2015 Stock Incentive Plan, which was approved by our board of directors and stockholders, was the only equity compensation plan we had in place as of December 31, 2020. In connection with our initial public offering in 2021, our board of directors and our stockholders approved two new equity compensation plans, the 2021 Plan and the 2021 ESPP. Each plan became effective on February 11, 2021. See “Item 11. Executive Compensation” for further information regarding the 2021 Plan and the 2021 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2019, we have engaged in the following transactions in which the amounts involved exceeded $120,000 and any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

License and Collaboration Agreement, Series B Preferred Stock Financing and Issuance of Series C Preferred Stock

In November 2017, we entered into a license and collaboration agreement, or the Regeneron Agreement, with Regeneron Pharmaceuticals, Inc., or Regeneron, a 5% stockholder. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1 was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C preferred stock to Regeneron in consideration for its entry into the amendment.

Pursuant to the amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment is creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO as such costs are incurred, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

In November 2020, we achieved our first milestone in connection with the initiation of manufacturing to support GLP toxicology studies of DB-OTO and, in December 2020, we received a milestone payment of $4.4 million, less the $0.5 million creditable payment previously paid to us by Regeneron.  See “Business—License and Collaboration Agreements—License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc.” for additional information regarding the license and collaboration agreement.

Series D Preferred Stock Financing

In November 2020, we entered into a Series D preferred stock purchase agreement, or the Series D purchase agreement, providing for the issuance and sale by us of an aggregate of up to 47,610,763 shares of our Series D preferred stock at a price per share of $1.7265, for an aggregate purchase price of up to $82.2 million, in two closings. In November 2020, we issued and sold an aggregate of 31,740,554 shares of Series D preferred stock for an aggregate purchase price of $54.8 million in the initial closing. The following table sets forth the aggregate number of shares of our Series D preferred stock that we issued and sold to our directors and 5% stockholders and their affiliates in the initial closing and the aggregate purchase price for such shares:

Purchaser	Shares of Series D Preferred Stock	Aggregate Purchase Price at the Initial Closing
Entities affiliated with OrbiMed(1)	11,584,127	$19,999,995
Citadel Multi-Strategy Equities Master Fund Ltd.	3,861,376	6,666,666
GV 2019, L.P.	2,896,032	4,999,999
GSK Equity Investments, Limited(2)	1,158,412	1,999,998
Third Rock Ventures III, L.P.(3)	193,068	333,332

(1)	Peter A. Thompson, M.D., a member of our board of directors, is a partner of OrbiMed.
(2)	Matthew Foy, a member of our board of directors, is a partner of SR One Capital Management, LP, which is the investment advisor for GSK Equity Investments, Limited.
(3)	Neil Exter, a member of our board of directors, is a partner of Third Rock Ventures.

Pursuant to the Series D purchase agreement, in February 2021, we issued and sold an aggregate of 15,870,209 shares of Series D preferred stock for an aggregate purchase price of $27.4 million in the second closing. The following table sets forth the aggregate number of shares of our Series D preferred stock that we issued and sold to our directors and 5% stockholders and their affiliates in the second closing and the aggregate purchase price for such shares:

Purchaser	Shares of Series D Preferred Stock	Aggregate Purchase Price at the Second Closing
Entities affiliated with OrbiMed(1)	5,792,066	$10,000,002
Citadel Multi-Strategy Equities Master Fund Ltd.	1,930,688	3,333,333
GV 2019, L.P.	1,448,016	2,500,000
GSK Equity Investments, Limited(2)	579,207	1,000,001
Third Rock Ventures III, L.P.(3)	96,535	166,668

(1)	Dr. Thompson, a member of our board of directors, is a partner of OrbiMed.
(2)	Mr. Foy, a member of our board of directors, is a partner of SR One Capital Management, LP, which is the investment advisor for GSK Equity Investments, Limited.
(3)	Mr. Exter, a member of our board of directors, is a partner of Third Rock Ventures.

Initial Public Offering

On February 17, 2021, we closed our initial public offering of 7,062,000 shares of common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares of common stock at a public offering price of $18.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares of common stock. The following table sets forth the number of shares of our common stock purchased by our directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares:

Purchaser	Shares of Common Stock	Aggregate Purchase Price
Entities affiliated with OrbiMed	1,666,666	$29,999,998
Citadel Multi-Strategy Equities Master Fund Ltd.	700,000	$12,600,000
GSK Equity Investments, Limited	135,000	$2,430,000

Registration Rights

We are a party to an investors’ rights agreement with the holders of our preferred stock, including our 5% stockholders and their affiliates and entities affiliated with some of our directors. This investors’ rights agreement provides these stockholders the right, subject to certain conditions, beginning six months following the completion of our initial public offering, to demand that we file a registration statement or to request that their shares be covered by a registration statement that we are otherwise filing.

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers.

Arrangements with Executive Officers and Directors

For a description of the compensation arrangements that we have with our named executive officers and directors, see “Item 11. Executive Compensation.”

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar value of the amount involved in the related person transaction;
•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to us of, the transaction; and
•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our audit committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of the entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our certificate of incorporation or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in the compensation committee’s charter.

We did not have a written policy regarding the review and approval of related person transactions prior to our initial public offering. Nevertheless, with respect to such transactions, it had been the practice of our board of directors to consider the nature of and business reasons for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests.

Director Independence

The Nasdaq Stock Market LLC, or Nasdaq, Marketplace Rules, or the Nasdaq Listing Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In January 2021, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Laurence Reid, is an “independent director” as defined under the Nasdaq Listing Rules. In making such determination, our board of directors considered the relationships that each such director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each director. Dr. Reid is not an independent director under these rules because he is an executive officer of our company.

There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Independent Auditors

The following table summarizes the aggregate fees paid or accrued by us for professional services provided by Ernst & Young LLP, our independent registered public accounting firm, in the fiscal years ended December 31, 2019 and 2020:

	December 31,
	2019	2020
Audit Fees	$1,149,173	$425,000

Audit Fees.    This category consists of fees for the audit of our financial statements, the review of the interim financial statements, and other professional services provided in connection with financings, comfort letters, regulatory filings, and accounting and consultation on matters addressed during the audit or interim reviews.

In fiscal years 2019 and 2020, all audit, audit-related, tax and all other services and fees were pre-approved by our Board of Directors. Our Board of Directors considered whether the non-audit services provided to us by Ernst & Young LLP were compatible with maintaining the independence of Ernst & Young LLP from us and determined that the provision of these services by Ernst & Young LLP was compatible with maintaining that independence.

Pre-Approval Policies and Procedures

In March 2021, our audit committee adopted policies and procedures relating to the approval of all audit and other permitted non-audit services provided to us by our independent auditors. These policies provide that we will not engage our independent auditors to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement to render the service is entered into pursuant to the pre-approval procedures. From time to time, our audit committee may pre-approve services that are expected to be provided to us by the independent auditors during the next 12 months. These services may include audit services, audit-related services, tax services and other permissible non-audit services. Our independent auditors and senior management will periodically report to the audit committee regarding the extent of services provided by the independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-40030, filed February 17, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-40030, filed February 17, 2021).

4.1

Specimen Stock Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-252347, filed January 28, 2021).

4.2

Third Amended and Restated Investors’ Rights Agreement, dated as of November 2, 2020, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

4.3*	Description of Securities Registered Under Section 12 of the Exchange Act

10.1#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.2#	2015 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-252347, filed February 8, 2021).

10.3#

Form of Restricted Stock Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.4#

Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.5#

Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.6#	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-252347, filed February 8, 2021).

10.7#

Form of Stock Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.8#

Form of Restricted Stock Unit Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.9#

Form of Restricted Stock Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-252347, filed February 8, 2021).

10.10#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-252347, filed February 8, 2021).

10.11†

License and Collaboration Agreement, dated as of November 15, 2017, as amended, by and between Regeneron Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.12†

Standard Exclusive License Agreement, dated as of October 29, 2020, by and between the University of Florida Research Foundation, Incorporated and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.13†

License Agreement, dated as of October 3, 2019, by and between the Regents of the University of California and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.14†

Exclusive License Agreement, dated as of August 26, 2019, by and between the Curators of the University of Missouri and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.15

Lease, dated as of July 20, 2016, as amended, by and between Boylston West LLC and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.16#

Consulting Agreement, dated as of November 11, 2019, as amended, by and between the Registrant and Laurence Reid, Ph.D. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.17#

Offer of Employment, dated as of October 28, 2020, by and between the Registrant and Laurence Reid, Ph.D.  (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.18#

Change in Control Agreement, dated as of November 2, 2020, by and between the Registrant and Laurence Reid, Ph.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.19#

Offer of Employment, dated as of June 17, 2016, by and between the Registrant and Steven H. Holtzman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.20#

Offer of Employment, dated as of August 11, 2016, by and between the Registrant and John Lee (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.21#

Offer of Employment, dated as of September 9, 2020, by and between the Registrant and Elisabeth Leiderman, M.D. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.22#

Offer of Employment, dated as of December 19, 2017, by and between the Registrant and Anna Trask (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.23#

Offer of Employment, dated as of October 12, 2016, by and between the Registrant and Ronald Vigliotta (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.24#	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.25

Sublease Agreement, dated June 20, 2019, by and between United HealthCare Services, Inc. and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.26#

Consulting Agreement, dated as of February 1, 2020, by and between the Registrant and Steven H. Holtzman (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.27†

First Amendment, dated as of February 3, 2021, to the License Agreement, dated as of August 26, 2019, by and between the Curators of the University of Missouri and the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-252347, filed February 3, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021)

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECIBEL THERAPEUTICS, INC.

Date: March 29, 2021	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurence Reid	President and Chief Executive Officer, Director (Principal Executive Officer)	March 29, 2021
Laurence Reid, Ph.D.

/s/ Elisabeth Leiderman	Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)	March 29, 2021
Elisabeth Leiderman, M.D.

/s/ Ronald Vigliotta	Vice President, Finance (Principal Accounting Officer)	March 29, 2021
Ronald Vigliotta

/s/ Neil Exter	Director	March 29, 2021
Neil Exter

/s/ Matthew Foy	Director	March 29, 2021
Matthew Foy

/s/ Christine Poon	Director	March 29, 2021
Christine Poon

/s/ Peter A. Thompson	Director	March 29, 2021
Peter A. Thompson, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Decibel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Decibel Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 29, 2021

DECIBEL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$27,742	$18,600
Available-for-sale securities	26,568	13,714
Accounts receivable, net from related party	1,237	—
Prepaid expenses and other current assets	2,281	1,257
Total current assets	57,828	33,571
Property and equipment, net	6,337	7,825
Other assets	3,120	1,439
Total assets	$67,285	$42,835
Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,131	$1,008
Accrued expenses and other current liabilities	5,665	4,254
Deferred collaboration liability, current	10,968	3,666
Deferred rent and lease incentive obligation, current	610	524
Total current liabilities	19,374	9,452
Long-term liabilities:
Deferred collaboration liability, long term	4,177	11,958
Deferred rent and lease incentive obligation, long term	4,901	5,505
Other long-term liabilities	523	72
Total liabilities	28,975	26,987
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value; 57,758,734 shares authorized, issued and outstanding at December 31, 2020 and 2019; aggregate liquidation preference of $40,284 and $72,490 at December 31, 2020 and 2019, respectively	16,176	57,682
Series B convertible preferred stock, $0.001 par value; 12,500,000 shares authorized, issued and outstanding at December 31, 2020 and 2019; aggregate liquidation preference of $16,334 and $29,247 at December 31, 2020 and 2019, respectively	5,700	24,957
Series C convertible preferred stock, $0.001 par value; 37,528,581 shares authorized, issued and outstanding at December 31, 2020; 27,528,581 shares authorized, issued and outstanding at December 31, 2019; aggregate liquidation preference of $45,457 and $62,116 at December 31, 2020 and 2019, respectively	16,759	55,005
Series D convertible preferred stock, $0.001 par value; 47,610,763 shares authorized, 31,740,554 shares issued and outstanding at December 31, 2020; no shares authorized, issued or outstanding at December 31, 2019; aggregate liquidation preference of $55,509 and $0 at December 31, 2020 and 2019, respectively	54,456	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 115,000,000 shares authorized, 573,793 shares issued and 521,052 shares outstanding at December 31, 2020; 136,500,000 shares authorized, 631,229 shares issued and 434,942 shares outstanding at December 31, 2019	1	—
Additional paid-in capital	107,908	1,546
Accumulated other comprehensive (loss) income	(1)	10
Accumulated deficit	(162,689)	(123,352)
Total stockholders’ (deficit) equity	(54,781)	(121,796)
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$67,285	$42,835

The accompanying notes are an integral part of these consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

conSOLIDATED Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$25,322	$29,405
General and administrative	14,241	14,676
Total operating expenses	39,563	44,081
Loss from operations	(39,563)	(44,081)
Other income:
Other income, net	171	—
Interest income	55	1,409
Total other income, net	226	1,409
Net loss	$(39,337)	$(42,672)
Cumulative dividends on convertible preferred stock	(12,176)	(11,025)
Gain on extinguishment of Series A, Series B and Series C convertible preferred stock	103,455	—
Undistributed earnings allocable to participating securities	(44,867)	—
Net income (loss) attributable to common stockholders, basic	$7,075	$(53,697)
Cumulative dividends on Series B and Series C convertible preferred stock	6,821	—
Gain on extinguishment of Series B and Series C convertible preferred stock	(61,949)	—
Undistributed earnings allocable to Series B and Series C convertible preferred stock	12,758	—
Net income (loss) attributable to common stockholders, diluted	$(35,295)	$(53,697)
Net income (loss) per share attributable to common stockholders
Basic	$14.84	$(145.11)
Diluted	$(19.65)	$(145.11)
Weighted average shares of common stock outstanding
Basic	476,700	370,060
Diluted	1,795,860	370,060
Comprehensive loss:
Net loss	$(39,337)	$(42,672)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0	(11)	57
Total other comprehensive (loss) income	(11)	57
Comprehensive loss	$(39,348)	$(42,615)

The accompanying notes are an integral part of these consolidated financial statements.

Decibel Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	$—	$—	298,983	$—	$535	$(47)	$(80,680)	$(80,192)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	135,959	—	59	—	—	59
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	952	—	—	952
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,672)	(42,672)
Balance at December 31, 2019	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	434,942	$—	$1,546	$10	$(123,352)	$(121,796)
Issuance of Series C convertible preferred stock	—	—	—	—	10,000,000	4,446	—	—	—	—	—	—	—	—
Extinguishment of Series A, Series B and Series C convertible preferred stock	—	(41,506)	—	(19,257)	—	(42,692)	—	—	—	—	103,455	—	—	103,455
Issuance of Series D convertible preferred stock, net of issuance costs of $344	—	—	—	—	—	—	31,740,554	54,456	—	—	—	—	—	—
Exercise of common stock options									15,849	—	70	—	—	70
Vesting of restricted common stock	—	—	—	—	—	—	—	—	70,261	1	23	—	—	24
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,814	—	—	2,814
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(39,337)	(39,337)
Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)

The accompanying notes are an integral part of these consolidated financial statements.

Decibel Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(39,337)	$(42,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,814	952
Depreciation and amortization	1,642	1,767
Accretion of discount on available-for-sale securities	(33)	(769)
Changes in operating assets and liabilities:
Accounts receivable, net from related party	(1,237)	—
Prepaid expenses and other current assets	(1,024)	94
Accounts payable	1,123	(56)
Accrued expenses and other current liabilities	(278)	(2,102)
Deferred rent and lease incentive obligation	(518)	(170)
Deferred collaboration liability	3,967	(6,421)
Other long-term liabilities	220	(36)
Net cash used in operating activities	(32,661)	(49,413)
Investing activities
Purchases of available-for-sale securities	(26,582)	(31,669)
Proceeds from maturities of available-for-sale securities	13,750	89,723
Proceeds from sale of property and equipment	92	—
Purchases of property and equipment	(273)	(717)
Net cash (used in) provided by investing activities	(13,013)	57,337
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	54,800	—
Payment of Series D convertible preferred stock issuance costs	(220)	—
Payment of initial public offering costs	(206)	—
Proceeds from the exercise of stock options	70	—
Proceeds from equipment financing	499	—
Principal payments on equipment financing	(75)	—
Repurchases of early exercised restricted stock	(15)	(5)
Net cash provided by (used in) financing activities	54,853	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	9,179	7,919
Cash, cash equivalents and restricted cash at beginning of period	20,039	12,120
Cash, cash equivalents and restricted cash at end of period	$29,218	$20,039
Supplemental cash flow information:
Cash paid for income taxes	$7	$15
Cash paid for interest	$20	$—
Supplemental disclosure of non-cash activities:
Gain on extinguishment of Series A, Series B and Series C convertible preferred stock	$103,455	$—
Issuance of Series C convertible preferred stock pursuant to Regeneron Amendment	$4,446	$—
Series D convertible preferred stock offering costs in accrued expenses	$124	$—
Initial public offering costs in accrued expenses	$1,438	$—
Vesting of early exercised restricted stock	$51	$54

The accompanying notes are an integral part of these consolidated financial statements.

Decibel Therapeutics, Inc.

Notes to CONSOLIDATED Financial Statements

1. Nature of the Business

Decibel Therapeutics, Inc. (the “Company”) was formed on November 26, 2013. The Company is a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. The Company aims to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear.

On October 30, 2020, the Company’s board of directors approved a 1-for-10 reverse stock split of the Company’s common stock. On February 5, 2021, the Company’s board of directors approved a 1-for-5.3 reverse stock split of the Company’s common stock. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to both reverse stock splits.

Initial Public Offering

On February 17, 2021, the Company completed an initial public offering (“IPO”), issuing and selling 7,062,000 shares of common stock at a public offering price of $18.00 per share, and on February 24, 2021, the Company issued and sold an additional 600,000 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $124.8 million. Upon closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock. The consolidated financial statements as of December 31, 2020, including share and per share amounts, do not include the effects of the IPO (see Note 17).

Liquidity

Since its inception, the Company’s operations have been focused on organizing and staffing, business planning, raising capital, establishing the Company’s intellectual property portfolio and performing research and development of its product candidates, programs and platform.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, obtaining regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing and will need to obtain regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

As of December 31, 2020, we had cash, cash equivalents and available-for-sale securities of $54.3 million. The Company has determined that its existing capital resources, including the cash proceeds received from the sale of its Series D convertible preferred stock in February 2021 and its common stock in its IPO completed in February 2021, will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements. The Company expects to experience negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, preclinical and clinical development and platform. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

Impact of the COVID-19 Pandemic

The worldwide COVID-19 pandemic has affected and may affect in the future the Company’s ability to initiate and complete preclinical studies, delay the initiation and completion of the Company’s current and planned clinical trials, disrupt regulatory activities or have other adverse effects on the Company’s business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect the Company’s business, operations and ability to raise funds to support its operations.

The Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the direction from state and local governmental authorities, the Company has restricted access to its facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at its facility at any one time and required that most of its employees work remotely. In addition, screening and enrollment in the Company’s ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. Certain of our sites in the United States have not resumed screening for enrollment and it is uncertain as to when or if they will resume screening and their impact on enrollment in the trial.  In addition, the Company and the third-party manufacturers, contract research organizations and academic collaborators that the Company engages have faced in the past and may face in the future disruptions that could affect its ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items that are essential for its research and development activities, such as, for example, raw materials used in the manufacture of its product candidates, laboratory supplies for its preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business, and the pandemic has the potential to adversely affect the Company’s business, financial condition, results of operations and prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Decibel Securities Corporation and Decibel Therapeutics Australia Pty. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of common stock awards, the estimated cost to perform research which is an input into the measurement of research and development expenses recognized under the Company’s collaboration agreement with Regeneron, and the accrual of research and development expenses. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

Segment Information

The Company has one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment. All of the Company’s long-lived assets are held in the United States.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents is mainly comprised of corporate obligations and money market accounts invested in U.S. Treasury securities.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of other assets on the consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$27,742	$18,600
Restricted cash	1,476	1,439
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$29,218	$20,039

Available-For-Sale Securities

Available-for-sale securities primarily consist of corporate obligations and U.S. Treasury securities. The Company classifies all of its investments as available-for-sale securities and reports them at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ (deficit) equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive income (loss). The Company regularly reviews all of its investments for other-than-temporary declines in estimated fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, the Company reduces the carrying value of the security and records a loss for the amount of such decline. No such adjustments were necessary during the periods presented. The Company classifies its available-for-sale securities as current assets on the consolidated balance sheets if they mature within one year from the balance sheet date.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents, restricted cash and available-for-sale securities. The Company maintains its cash, cash equivalents, restricted cash and available-for-sale securities balances with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020 and 2019, the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients, other raw materials and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients, other raw materials and formulated drugs.

Off-Balance Sheet Arrangements

As of December 31, 2020, and 2019, the Company had no off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. The fair values of the Company’s financial assets and liabilities reflect the Company’s estimate of the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of December 31, 2020 and 2019.

Accounts Receivable, net

The Company records accounts receivable for amounts invoiced to a collaborator for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company assesses the collectability for its accounts receivable and unbilled accounts receivable and records an allowance as deemed necessary. As of December 31, 2020 and 2019, no allowance was recorded. Accounts receivable and unbilled accounts receivable are presented in accounts receivable, net on the consolidated balance sheets.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred, while costs of major additions and betterments are capitalized.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, which consist of property and equipment, for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets, is recorded. The estimated fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the related financings are consummated. After consummation of the equity financing, such costs are reclassified as a reduction to additional paid-in capital generated as a result of the related financing. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive income (loss). Deferred offering costs are presented as a component of other assets on the consolidated balance sheets. As of December 31, 2020, the Company capitalized $1.6 million of deferred offering costs related to the IPO of its common stock. The Company had no deferred offering costs as of December 31, 2019.

Deferred Rent

The Company’s operating lease agreements include scheduled rent escalations over the lease term, as well as a tenant improvement allowance provided to the Company upon execution of the lease or as certain tenant improvement costs are incurred. Rent expense is recognized on a straight-line basis over the term of the lease. Tenant improvement allowances are amortized as earned on a straight-line basis over the term of the lease as a reduction to rent expense. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis over the term of the lease and the unamortized portion of tenant improvement allowances, if applicable.

Convertible Preferred Stock

The Company records all convertible preferred stock upon issuance at its respective fair value or original issuance price less issuance costs, as stipulated by its terms. The Company classifies its convertible preferred stock outside of stockholders’ equity (deficit) as the redemption of such shares is outside the Company’s control. The Company does not adjust the carrying value of the convertible preferred stock to redemption value until the contingent events are considered probable of occurring.

Research and Development Costs and Accruals

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs and laboratory supplies, depreciation, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical and clinical development activities. Additionally, the consideration the Company receives under its license and collaboration agreement with Regeneron is being recognized as a reduction to research and development expense (contra-research and development expense) in the Company’s consolidated statements of operations and comprehensive income (loss) based on the Company’s progress towards completion of its research activities under the research plan (see Note 13).

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development expenses in the period in which they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the preclinical studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company issues stock-based awards to employees, directors and non-employee consultants and founders, generally in the form of stock options and restricted stock. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires stock-based payments to employees, qualifying directors and non-employees to be recognized as expense based on the fair value determined on the date of grant.

Prior to the completion of its IPO, the Company used a hybrid of the probability-weighted expected returns method (“PWERM”), and the option pricing method (“OPM”), when allocating enterprise value to classes of securities.

Under the PWERM, the value of an enterprise and its underlying common stock are estimated based on an analysis of future values for the enterprise, assuming various outcomes. The value of the common stock is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes and the rights of each class of equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at an appropriate risk-adjusted discount rate and then probability weighted to determine the value for the common stock.

The OPM treats common stock and preferred stock as call options on the enterprise’s equity value, with exercise prices based on the liquidation preferences of the preferred stock. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preferences at the time of a liquidity event. The Black-Scholes model is used to price the call option, and the model includes assumptions for the time to liquidity and the volatility of equity value.

The hybrid method is a blend of the PWERM and OPM, estimating the probability-weighted value across multiple scenarios and then using the OPM to estimate the allocation of value within one or more of those scenarios. When using the hybrid method, the Company assumed three scenarios: an early IPO scenario, a late IPO scenario and a remain-private scenario. The IPO scenarios reflect an exit or liquidity event by means of a sale of common stock by the Company to the public where the estimated IPO price is based, in part, on a review of recent IPO information of comparable public companies at a similar stage to the Company at the time of their IPO. The comparable IPO companies considered for these scenarios consisted of biopharmaceutical companies at various stages of development ranging from discovery stage to completion of early-stage clinical trials. Additional comparable IPO companies at similar product development stages in the broader biopharmaceutical industry were also considered. The Company converted the estimated future value in an IPO to present value using a risk-adjusted discount rate. The equity value for the remain-private scenario was estimated using the discounted cash flow method or by back-solving to the price of a recently issued preferred stock. In the remain-private scenario, value is allocated to the Company’s equity securities using the OPM. In the OPM, volatility is estimated based on the trading histories of selected guideline public companies. The relative probability of each scenario was determined based on an assessment of then-current market conditions and the Company’s expectations as to the timing and prospects of an IPO.

There are significant judgments and estimates inherent in the determination of the fair value of the common stock. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the common stock at the time of, and the likelihood of, achieving a liquidity event, such as an IPO or sale of the Company. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

The Company primarily issues stock options and restricted stock with service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. The Company has no awards with performance-based or market-based conditions. The Company recognizes forfeitures as they occur.

The Company determines the fair value of restricted stock awards in reference to the fair value of its common stock less any applicable purchase price. The Company estimates the fair value of its stock options granted with service-based vesting conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of its common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of its common stock. Due to the lack of a public market for the trading of its common stock prior to the completion of its IPO and a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of its stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected term of its stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero, as the Company has no current plans to pay any dividends on its common stock. The Company has elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, the Company may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. Should the actual amounts differ from these estimates, the amount of the Company’s valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to the tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ (deficit) equity that result from transactions and economic events other than those with stockholders. There was a difference of less than $0.1 million between net loss and comprehensive loss presented in the accompanying consolidated financial statements for the years ended December 31, 2020 and 2019 which included unrealized gains and losses on available-for-sale securities.

Revenue Recognition

The Company recognizes revenue from contracts with customers under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company has not had any transactions that fall within the scope of ASC 606, but does use ASC 606 by analogy for the measurement and recognition of contra-research and development expense under its collaboration agreement, which is accounted for under FASB ASC Topic 808, Collaborative Agreements (“Topic 808”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company will perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company will account for a contract with a customer that is within the scope of ASC 606 when all of the following criteria are met: (i) the arrangement has been approved by the parties and the parties are committed to perform their respective obligations, (ii) each party’s rights regarding the goods or services to be transferred can be identified, (iii) the payment terms for the goods or services to be transferred can be identified, (iv) the arrangement has commercial substance and (v) collection of substantially all of the consideration to which the Company will be entitled in exchange for the goods or services that will be transferred to the customer is probable.

The Company estimates the transaction price based on the amount of consideration the Company expects to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. For each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the transaction price based on which method better predicts the amount of consideration expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

For arrangements that include development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net income (loss) in the period of adjustment.

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company allocates the transaction price to each performance obligation based on the relative estimated standalone selling price of the performance obligations. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation in order to determine whether the combined performance obligation is satisfied over time or at a point in time. The Company determines the appropriate method of measuring progress of combined performance obligations satisfied over time for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

Collaboration Agreements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Topic 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of Topic 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC 606.

If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if the Company concludes a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, the Company considers the guidance in other accounting literature, including the guidance in ASC 606, as applicable or by analogy to account for such transaction. The classification of transactions under the Company’s arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. To date, the Company has entered into a collaboration agreement with Regeneron (see Note 13).

Net Income (Loss) per Share

The Company follows the two-class method when computing net income (loss) per share attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. Net income (loss) allocable to participating securities is calculated as net income (loss) less cumulative dividends on preferred stock accrued during the period, whether or not declared, and increases or decreases in the carrying value of preferred securities, including gains or losses on extinguishment. In determining net income (loss) attributable to common stockholders, the two-class method requires income (loss) allocable to participating securities for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) allocable for the period had been distributed. The Company’s convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including the effect of potentially dilutive common stock.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until December 31, 2026 or such earlier time that it is no longer an EGC.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements with respect to Level 3 rollforwards, timing of liquidation of investments in certain entities that calculate net asset value and measurement uncertainty. ASU 2018-13 was effective for the Company on January 1, 2020, with early adoption permitted. The Company adopted ASU 2018-13 as of January 1, 2020 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II of this standard replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The Company adopted ASU 2017-11 as of January 1, 2020 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASC 842”), which replaces the existing guidance for leases. ASC 842 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASC 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASC 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently assessing the potential impact that ASC 842 may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2016-13 may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for the

Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$12,499	$—	$12,499	$—
Corporate debt securities	4,001	—	4,001	—
Money market mutual funds	7,962	7,962	—	—
Total cash equivalents	$24,462	$7,962	$16,500	$—
Available-for-sale securities:
Commercial paper	$19,481	$—	$19,481	$—
US Treasury securities	3,027	—	3,027	—
Certificates of deposit	2,774	—	2,774	—
Corporate debt securities	1,286	—	1,286	—
Total available-for-sale securities	$26,568	$—	$26,568	$—

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$16,759	$16,759	$—	$—
Total cash equivalents	$16,759	$16,759	$—	$—
Available-for-sale securities:
Commercial paper	$11,963	$—	$11,963	$—
Corporate debt securities	1,751	—	1,751	—
Total available-for-sale securities	$13,714	$—	$13,714	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial paper	$19,481	$1	$(1)	$19,481
US Treasury securities	3,027	—	—	3,027
Certificates of deposit	2,775	—	(1)	2,774
Corporate debt securities	1,286	—	—	1,286
Total available-for-sale securities	$26,569	$1	$(2)	$26,568

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial paper	$11,953	$10	$—	$11,963
Corporate debt securities	1,751	—	—	1,751
Total available-for-sale securities	$13,704	$10	$—	$13,714

The Company had eight investments in available-for-sale securities in an unrealized loss position as of December 31, 2020 with a fair value of $17.1 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of December 31, 2020, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. During the year ended December 31, 2020, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

As of December 31, 2019, the Company had no available-for-sale securities in an unrealized loss position nor did the Company sell any available-for-sale securities and therefore it did not recognize any realized gains or losses during the year ended December 31, 2019.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$2,870	$3,729
Computer equipment and software	212	212
Furniture and fixtures	947	947
Leasehold improvements	7,096	7,096
Total property and equipment	11,125	11,984
Accumulated depreciation	(4,788)	(4,159)
Property and equipment, net	$6,337	$7,825

In July 2020, the Company entered into a financing transaction with a third-party leasing company. Pursuant to the transaction, the Company transferred title and interest in certain laboratory equipment to the third party in exchange for a one-time cash payment of $0.5 million and agreed to lease the laboratory equipment back from the third party for $0.2 million per year for 2.5 years. The Company concluded such transaction was a financing transaction as the Company will retain substantially all of the benefits and risks incident to the ownership of the laboratory equipment. The Company further concluded the lease is a capital lease. As such, the Company recorded a capital lease liability in the amount of $0.5 million which represents the present value of the Company’s remaining lease payments obligations. As of December 31, 2020, the current portion of the capital lease liability of $0.2 million is presented as a component of accrued expenses and other current liabilities and the noncurrent portion of the capital lease liability of $0.2 million is presented as a component of other long-

term liabilities on the consolidated balance sheets. As of December 31, 2020, the carrying value of the related assets was $0.4 million, net of accumulated amortization of $0.1 million which is included in the balance of accumulated depreciation presented above.

The Company incurred depreciation expense of $1.6 million and $1.8 million in the years ended December 31, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and related expenses	$2,381	$1,784
Accrued professional fees	1,854	482
Accrued research and development expenses	680	1,712
Equipment financing, current	193	—
Accrued other and other current liabilities	557	276
	$5,665	$4,254

7. Commitments and Contingencies

Lease Obligations

In July 2016, the Company entered into an operating lease for its facility. Under the terms of the lease agreement, rent payments commenced in June 2017 with base rent in the first lease year of $2.1 million, subject to annual increases of 3.0% over the lease term through June 2027. The Company is also obligated to pay its ratable portion of operating expenses and taxes. The Company has the right to extend the lease for one additional five-year period at a market rental rate as determined by the landlord and agreed to by the Company. As of December 31, 2020 and 2019, the lease was secured by a letter of credit in the amount of $0.8 million. In conjunction with the lease, the landlord provided the Company with a $5.3 million tenant improvement allowance. The Company concluded that the tenant improvements represent normal tenant improvements, and as such, the Company is capitalizing the costs, as incurred, as leasehold improvement assets. As of December 31, 2020 and 2019, the Company recorded $7.1 million of tenant improvements on the consolidated balance sheets. The proceeds received from the landlord are recorded as an incentive obligation and amortized as a reduction of rent expense over the term of the lease.

In September 2019, the Company entered into an operating lease under which the Company leased additional office space from a third-party tenant under a sublease agreement at its current facility. Under the terms of the lease agreement, rent payments commenced in December 2019 with base rent in the first lease year of $1.2 million, subject to annual rent escalation over the lease term through January 2027. As of December 31, 2020 and 2019, the sublease was secured by a letter of credit in the amount of $0.6 million.

In January 2020, the Company entered into a sublease agreement to sublease a portion of its existing office and laboratory space to a third-party. The lease term commenced in March 2020 and will continue for twenty-four months. Annual base rent is $1.1 million for each year during the sublease term. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. Subject to the Company’s consent, the sublease provides the sublessee one option to extend up to one year, subject to a 3.0% rent increase. The sublessee provided a security deposit of $0.2 million in cash which is presented as a component of other long-term liabilities on the consolidated balance sheets. Payments received under the sublease are recorded as a reduction to rent expense in the consolidated statements of operations and comprehensive income (loss).

The Company recorded total rent expense of $1.6 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. Included in the calculation of rent expense was $1.2 million and $0.4 million of rent expense for the years ended December 31, 2020 and 2019, respectively, related to the operating lease under which the Company is a sublessee.

Future minimum rental payments under the operating leases as of December 31, 2020 were as follows (in thousands):

Minimum Rental Payments
2021	$3,530
2022	3,616
2023	3,705
2024	3,795
2025	3,888
Thereafter	5,341
Total	$23,875

License Agreement with University of Florida Research Foundation

In October 2020, the Company entered into a license agreement with University of Florida Research Foundation, Incorporated (“UFRF”) relating to certain patent rights related to compositions and methods for expressing otoferlin (the “UFRF License”). Under the UFRF License, the Company acquired an exclusive, sublicensable, worldwide license to make, have made, use, sell, have sold, and import products covered by the licensed patent rights. Under the UFRF License, UFRF retains the right for itself and any non-profit institution or governmental entity to practice and have practiced certain of the licensed intellectual property rights for research, clinical, and educational purposes. The UFRF License is also subject to pre-existing rights of the U.S. government.

The Company paid UFRF an upfront fee of $0.1 million and agreed to pay UFRF an additional $0.1 million following the issuance of the first patent under the UFRF License. In addition, under the terms of the UFRF License, the Company is required to pay to UFRF certain nominal annual license maintenance fees until the first year in which it sells a licensed product. Under the UFRF License, the Company has agreed to pay UFRF a low single-digit royalty on annual net sales of licensed products. The obligation to pay royalties continues on a licensed-product-by-licensed-product and country-by-country basis until the expiration of the last of the patent rights licensed under the UFRF License. In addition, the Company is obligated to make contingent milestone payments to UFRF totaling up to $0.8 million in the aggregate upon the achievement of certain clinical and regulatory milestones and up to an additional $11.2 million in the aggregate upon the achievement of certain commercial sales milestones, in each case, whether achieved by the Company or its sublicensee. In the event that the Company sublicenses the licensed patent rights, UFRF is also entitled to receive a percentage of the sublicensing revenue received by the Company. Under the UFRF License, the Company is obligated to use commercially reasonable efforts to develop, commercialize and maintain supply of licensed product. The Company also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UFRF under certain circumstances. UFRF has the right to terminate the license if the Company fails to perform its diligence obligations.

The agreement will continue on a licensed-product-by-licensed-product and country-by-country basis until the last to expire of the patent rights under the UFRF License. The Company may terminate the agreement by providing prior written notice to UFRF. UFRF has the right to terminate the agreement if the Company fails to make any payments, bring action or proceeding against UFRF or otherwise breach the agreement and fail to cure such breach within a specified grace period. In addition, the agreement will immediately terminate upon certain events of insolvency of either party.

All payments made to UFRF have been expensed as research and development expenses in the consolidated statements of operations and comprehensive income (loss). The consolidated financial statements as of December 31, 2020 and 2019 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

License Agreement with The Regents of The University of California

In October 2019, the Company entered into a license agreement with The Regents of the University of California (“UCSF”) relating to certain patent rights related to compositions and methods for expressing otoferlin, which is referred to collectively as the UCSF License. Under the UCSF License, the Company acquired an exclusive, sublicensable, worldwide license to make, have made, use, sell, offer for sale and import products, services, and methods covered by the licensed patent rights, and to perform licensed processes. Under the UCSF License, UCSF retains the right to make, use and practice certain of the licensed intellectual property rights for research and educational purposes, and the right to license to other academic and nonprofit organizations to practice the patent rights for research and educational purposes. The UCSF License is also subject to pre-existing rights of the U.S. government and the National Institutes of Health.

The Company paid to UCSF a small upfront fee and agreed to pay UCSF an additional small fee following the issuance of the first patent under the UCSF License. In addition, under the terms of the UCSF License, the Company is required to pay to UCSF certain nominal annual license maintenance fees unless the Company is selling or otherwise exploiting licensed products or services paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, the Company agreed to pay UCSF low single-digit royalties on annual net sales of licensed products and services. The Company’s obligation to pay royalties continues until the expiration or abandonment of the last of the patent rights licensed under the UCSF License. In addition, the Company is obligated to make contingent milestone payments to UCSF totaling up to $0.5 million upon the achievement of certain regulatory milestones and up to $5.0 million upon the achievement of certain commercial sales milestones whether achieved by the Company or its sublicensee. In the event that the Company sublicenses the licensed patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by the Company.

Under the UCSF License, the Company is obligated to diligently proceed with the development, manufacture and sale of at least one licensed product and/or service, and to earnestly and diligently market such licensed product and/or service after receipt of any requisite regulatory approvals and in quantities sufficient to meet market demand. The Company has also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UCSF under certain circumstances. UCSF has the right to revoke the Company’s right to sublicense the UCSF License or reduce the license to a nonexclusive license if the Company is unable to perform its diligence obligations.

The agreement will continue until the last to expire or abandonment of the patent rights under the UCSF License. The Company may terminate the agreement by providing prior written notice to UCSF or it may terminate the rights under patent rights on a country-by-country basis by giving notice in writing to UCSF. UCSF has the right to terminate the agreement if the Company fails to make any payments, challenge any UCSF patent rights or otherwise materially breach the agreement and fail to cure such breach within a specified grace period.

All payments made to UCSF have been expensed as research and development expenses in the consolidated statements of operations and comprehensive income (loss). The consolidated financial statements as of December 31, 2020 and 2019 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

License Agreement with The Curators of the University of Missouri

In August 2019, the Company entered into a license agreement with The Curators of the University of Missouri (the “University of Missouri”), relating to certain patent rights related to the AAV vectors it is using in the gene therapies the Company is developing for congenital, monogenic hearing loss due to an otoferlin deficiency and due to a deficiency in another specified gene, which is referred to collectively as the University of Missouri License.

Under the University of Missouri License, the Company acquired an exclusive license to make, have made, use, sell, have sold, import, distribute or otherwise transfer products (the “licensed products”), covered by the licensed patent rights. The Company may sublicense the licensed patent rights with the University of Missouri’s prior written approval. Under the University of Missouri License, the University of Missouri retains the right to make, use and practice certain of the licensed intellectual property rights for non-commercial research purposes and the right to license to nonprofit, academic or government institutions the patent rights for non-commercial research purposes. The University of Missouri License is also subject to pre-existing rights of the U.S. government and the National Institutes of Health.

The Company paid to the University of Missouri a $0.1 million upfront fee and agreed to pay the University of Missouri a nominal annual license maintenance fee. In addition, the Company agreed to pay to the University of Missouri a low single-digit royalty on annual net sales of licensed products sold regardless of where such licensed products are manufactured and an additional low single-digit royalty on annual net sales of licensed products that are sold outside of the United States but manufactured within the United States, with a specified minimum annual royalty requirement. The Company’s obligation to pay royalties continues until the expiration or abandonment of the last of the patent rights licensed under the University of Missouri License. In addition, the Company is obligated to make milestone payments on a licensed-product-by-licensed-product basis to the University of Missouri totaling up to $0.8 million in the aggregate upon the achievement of certain development and regulatory milestones and up to $13.1 million in the aggregate upon the achievement of certain commercial sales milestones, whether achieved by the Company or its sublicensee. In the event that the Company sublicenses the licensed patent rights, the University of Missouri is also entitled to receive a tiered percentage of the sublicensing revenue received by the Company, which varies depending on the stage of development at which the Company enters into such sublicense.

Under the University of Missouri License, the Company is obligated to use reasonable commercial efforts to advance the licensed product towards commercialization. The Company has also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates. The University of Missouri has the right to unilaterally terminate the University of Missouri License or reduce the license to a nonexclusive license if the Company fails to meet such specified milestones.

The agreement will continue until the last to expire or abandonment of the patent rights under the University of Missouri License. The Company may terminate the agreement by providing prior written notice to the University of Missouri or upon the uncured material breach of the agreement by the University of Missouri. The University of Missouri has the right to terminate the agreement if the Company fails to make any payments, upon the occurrence of certain events of insolvency for the Company, challenge any University of Missouri patent rights or otherwise materially breach the agreement and fail to cure such breach within a specified grace period.

All payments made to the University of Missouri have been expensed as research and development expenses in the consolidated statements of operations and comprehensive income (loss). The consolidated financial statements as of December 31, 2020 and 2019 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

Purchase Orders

The Company has agreements with third parties for various services, including services related to preclinical operations and support, for which the Company is not contractually able to terminate for convenience to avoid future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, the Company is contractually obligated to make certain payments to vendors, primarily to reimburse them for their unrecoverable outlays incurred prior to cancelation. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

Research & Development Tax Incentive

The Company benefits from a research and development tax incentive program in a certain jurisdiction that provides a cash refund to companies conducting eligible research and development activities. The Company obtained a cash refund of $1.2 million related to research and development activities as of December 31, 2020. Although management has determined it has a reasonable basis to claim its research and development activities are eligible core or supporting activities under the research and development tax incentive requirements, should the Company be subject to a tax audit resulting in an unfavorable outcome, it is reasonably possible it may have to repay some or all of these incentives. Research and development credits are accounted for as a reduction in research and development expense on the consolidated statements of operations and comprehensive income (loss) in the period the credit is received.

8. Restructuring

In January and May 2020, the Company conducted a reduction in force that resulted in the termination of 45 full-time employees. Accordingly, during the year ended December 31, 2020, the Company recorded a restructuring charge of $3.5 million, which was comprised of termination benefits including severance, benefits and other payroll-related charges. These accrued restructuring costs are included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

The following table summarizes the restructuring activity during the year ended December 31, 2020 (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2019	$—
Restructuring costs incurred	3,473
Termination benefits paid	(3,465)
Balance at December 31, 2020	$8

The following table summarizes the classification of restructuring expense in the consolidated statements of operations and comprehensive income (loss):

Year Ended December 31, 2020
Research and development	$2,723
General and administrative	750
Total restructuring expense	$3,473

During the first quarter of 2020, the Company entered into retention agreements with certain key employees. Under the terms of these agreements, the Company agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were paid upon execution of the retention agreements. The second payments of $0.4 million in the aggregate became due to the key employees upon the closing of the Series D financing in November 2020 (see Note 10). All amounts owed related to the second payments were paid prior to December 31, 2020. The third payments of $0.5 million in the aggregate is payable as of certain specified dates ranging from January 2021 through January 2022. The first payments are subject to contractual claw-back features which require the repayment of previously paid amounts in the event the employee leaves the Company prior to the achievement of the third payment milestone.

During the second quarter of 2020, the Company established additional employee bonuses for the majority of employees that are not on retention agreements for an aggregate amount of approximately $0.4 million. The bonuses became due upon the closing of the Series D financing in November 2020. All amounts owed related to the additional employee bonuses were paid prior to December 31, 2020.

9. Common Stock

As of December 31, 2020, the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) authorized the Company to issue 115,000,000 shares of $0.001 par value common stock. As of December 31, 2019, the Company’s Third Amended and Restated Certificate of Incorporation authorized the Company to issue 136,500,000 shares of $0.001 par value common stock.

The voting, dividend and liquidation rights of the holders of shares of common stock were subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s convertible preferred stock. The rights, preferences and privileges of the Company’s common stock are as follows:

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of the Company’s stockholders.

Dividends

The holders of shares of common stock are not entitled to receive dividends, unless declared by the Company’s board of directors, which would be payable subsequent to payment of all accrued unpaid dividends on convertible preferred stock. No dividends have been declared or paid by the Company since its inception.

Liquidation

After the payment of all preferential amounts required to be paid to the holders of shares of the Company’s convertible preferred stock, the remaining assets of the Company available for distribution to its stockholders would be distributed among the holders of the shares of common stock, pro rata, based on the number of shares held by each such holder.

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	December 31,
	2020	2019
Series A convertible preferred stock	3,719,410	1,089,785
Series B convertible preferred stock	989,299	235,849
Series C convertible preferred stock	2,970,149	519,396
Series D convertible preferred stock	5,988,773	—
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,686,120	39,075
Shares reserved for future awards under the 2015 Stock Incentive Plan	790,596	104,584
Total common stock reserved	17,144,347	1,988,689

On February 17, 2021, the Company’s board of directors amended the Certificate of Incorporation concurrent with the IPO of the Company’s common stock, which authorized the Company to issue 200,000,000 shares of $0.001 par value common stock (see Note 17).

10. Convertible Preferred Stock

Prior to January 1, 2019, the Company issued 57,758,734 shares of $0.001 par value Series A convertible preferred stock (the “Series A Preferred Stock”) for net proceeds of $57.7 million, 12,500,000 shares of $0.001 par value Series B convertible preferred stock (the “Series B Preferred Stock”) for net proceeds of $25.0 million and 27,528,581 shares of $0.001 par value Series C convertible preferred stock (the “Series C Preferred Stock”) for net proceeds of $55.0 million.

In October 2020, the Company amended the certificate of incorporation to increase the authorized number of shares of Series C Preferred Stock and authorize 47,610,763 shares of $0.001 par value Series D Preferred Stock for future issuance. Subsequent to the amendment, in October 2020, the Company issued 10,000,000 shares of Series C Preferred Stock to Regeneron in consideration for its entry into an amendment to the collaboration and license agreement (see Note 13). In November 2020, the Company entered into a stock purchase agreement with existing and new investors whereby the Company issued and sold 31,740,554 shares of Series D convertible preferred stock (the “Series D Preferred Stock” and collectively, with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the “Convertible Preferred Stock”) to investors at a per share price of $1.7265 for net proceeds of $54.5 million. The Company also had the obligation to sell and the investors had the obligation to purchase an additional 15,870,209 shares of Series D Preferred Stock at a price of $1.7265 per share for aggregate proceeds of $27.4 million upon the Company’s achievement of the dosing of the first patient in the Company’s planned Phase 1 clinical trial of DB-OTO (the “Second Tranche Closing”). Investors had the right to purchase the additional shares of Series D Preferred Stock at any point prior to the Second Tranche Closing and the Company’s obligation to sell and the investors obligation to purchase expired upon the closing of a qualified financing transaction. In January 2021, investors waived the achievement of the dosing of the first patient in the Phase 1 clinical trial of

DB-OTO as a condition of the Second Tranche Closing. In February 2021, the Company issued and sold 15,870,209 shares of Series D Preferred Stock for aggregate net proceeds of $27.4 million at the Second Tranche Closing (see Note 17).

In connection with the completion of the Company’s IPO on February 17, 2021, all outstanding shares of Convertible Preferred Stock automatically converted into shares of common stock and the Company’s board of directors amended the Certificate of Incorporation, which authorized the Company to issue 5,000,000 shares of $0.001 par value undesignated preferred stock (see Note 17).

In connection with the issuance of the Series D Preferred Stock, the Company amended the Certificate of Incorporation to modify certain of the rights, preference and privileges of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.  Specifically, the amended terms included (i) the reduction of the liquidation preferences of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to 51.776% of their respective values prior to the amendment and (ii) the favorable increase in the conversion prices and conversion ratios for Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to account for the down round and provide for additional shares upon conversion to compensate the holders for the reduction in liquidation preference. The Company qualitatively assessed the significance of the modifications.  Based on the qualitative assessment, the Company concluded the amendment amounted to an extinguishment of the existing Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

As a result, the Company recorded a gain on extinguishment of the outstanding Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock measured as the difference between the fair value of the respective securities subsequent to the modification and the carrying value immediately before the extinguishment. The gain on extinguishment of $103.5 million was recorded to additional paid-in capital and is reflected as an adjustment in net income (loss) allocable to common stockholders used in the calculation of net income per share for the year ended December 31, 2020.

The Company considered whether the Second Tranche Closing qualified as a separate freestanding financial instrument.  To qualify as a separate freestanding financial instrument, the Second Tranche Closing would need to be (i) legally detachable and (ii) separately exercisable.   The Company concluded the Second Tranche Closing was not legally detachable from the Series D Preferred Stock.  Therefore, the Second Tranche Closing did not qualify as a separate freestanding financial instrument.

The Company assessed each series of Convertible Preferred Stock for any embedded derivatives. The Company determined that each series of Convertible Preferred Stock represented an equity host under FASB ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of each hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. None of the embedded features in the Convertible Preferred Stock required bifurcation because either they were considered to be clearly and closely related to the preferred equity host, or they did not meet the net settlement characteristic of a derivative.

The Company accounts for beneficial conversion features of the Convertible Preferred Stock under FASB ASC Topic 470-20, Debt with Conversion and Other Options. At the time of the issuance of each series of the Convertible Preferred Stock, the Company’s common stock into which each such series of the Convertible Preferred Stock was then convertible had an estimated fair value less than the effective conversion price of each such series of Convertible Preferred Stock. Therefore, there was no intrinsic value on the respective commitment dates. As such, the Company concluded there were no beneficial conversion features associated with the Convertible Preferred Stock. The conversion prices of each series of Convertible Preferred Stock were subject to certain adjustments as outlined in the Certificate of Incorporation. To the extent the conversion price of a series of Convertible Preferred Stock was adjusted, the Company would assess whether a beneficial conversion feature existed for such series and would account for such feature in the period such adjustments to the conversion price occurred.

In accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Convertible Preferred Stock was classified outside of stockholders’ (deficit) equity because the shares contained redemption features that were not solely within the control of the Company. As it related to the accretion to redemption value, the Convertible Preferred Stock was not currently redeemable, nor was it probable that the instrument would become redeemable, as it was only redeemable upon the occurrence of a contingent event. Accordingly, no accretion was recognized for the Convertible Preferred Stock and it would not be accreted until it was probable that the shares would become redeemable. At December 31, 2020 and 2019, the occurrence of the contingent events was not considered probable.

The Company’s Convertible Preferred Stock consisted of the following (in thousands, except share data):

	December 31, 2020
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	57,758,734	57,758,734	$16,176	$40,284	3,719,410
Series B Preferred Stock	12,500,000	12,500,000	5,700	16,334	989,299
Series C Preferred Stock	37,528,581	37,528,581	16,759	45,457	2,970,149
Series D Preferred Stock	47,610,763	31,740,554	54,456	55,509	5,988,773
	155,398,078	139,527,869	$93,091	$157,584	13,667,631

	December 31, 2019
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	57,758,734	57,758,734	$57,682	$72,490	1,089,785
Series B Preferred Stock	12,500,000	12,500,000	24,957	29,247	235,849
Series C Preferred Stock	27,528,581	27,528,581	55,005	62,116	519,396
	97,787,315	97,787,315	$137,644	$163,853	1,845,030

The Convertible Preferred Stock had the following rights and preferences as of December 31, 2020:

Voting

Prior to the IPO, the holders of the Convertible Preferred Stock voted as a single class and had one vote per share on general corporate matters. Significant transactions, including the consummation of the sale of the Company or an IPO, acquiring a business or the sale of company assets, redeeming or repurchasing shares, incurring indebtedness, issuing shares or any other series of capital units, declaring or paying dividends, commencing bankruptcy or insolvency actions, amending the research and development plan, or making any material change to the nature of the Company’s business, was required to be approved by at least 60.0% of existing the preferred stockholders, voting as a single class. The holders of Series D Preferred Stock were entitled to elect up to three directors, and the holders of Convertible Preferred Stock, voting as a single class, had the right to elect up to three directors. Holders of common stock and Convertible Preferred stock voting as a single class were entitled to elect the balance of the total number of directors of the Company.

Dividends

Dividends accrued on Convertible Preferred Stock from day to day, whether or not earned or declared, and were cumulative, and payable solely upon liquidation, dissolution, winding up of the Company or a deemed liquidation event, as defined in the Company’s Certificate of Incorporation. Dividends accrued on Series A Preferred Stock at a rate of $0.08 per annum per share, on Series B Preferred Stock and Series C Preferred Stock at a rate of $0.16 per annum per share, and on Series D Preferred Stock at a rate of $0.13812 per annum per share. During the year ended December 31, 2020, dividends accrued on Convertible Preferred Stock totaled $12.2 million. On November 2, 2020, concurrent with the issuance and sale of the Company’s Series D Preferred Stock and pursuant to the Certificate of Incorporation, the dividends accrued on Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were reduced to 51.776% of the balance then-accrued and unpaid (the “Pre-Series D Cumulative Dividends”). Thereafter, dividends continued to accrue and at the stated dividend rates (the “Post-Series D Cumulative Dividends”) and the balance of total cumulative dividends was equal to the Pre-Series D Cumulative Dividends plus the Post-Series D Cumulative Dividends. No dividends were declared or paid during the years ended December 31, 2020 or 2019.

Cumulative dividends on the Company’s Convertible Preferred Stock consisted of the following (in thousands):

	December 31,
	2020	2019
Series A Preferred Stock	$10,399	$14,731
Series B Preferred Stock	3,398	4,247
Series C Preferred Stock	6,623	7,061
Series D Preferred Stock	709	—
	$21,129	$26,039

Conversion

Shares of Convertible Preferred Stock were convertible at any time at the option of the holder into such number of shares as is determined by dividing the original issuance price by the conversion price in effect at the time. Original issue prices were $1.00 per share for Series A Preferred Stock, $2.00 per share for Series B Preferred Stock and Series C Preferred Stock, and $1.7265 per share for Series D Preferred Stock. As of December 31, 2020, the conversion price for Series A Preferred Stock was $15.529 per share, the conversion price for Series B Preferred Stock and C Preferred Stock was $25.27 per share and the conversion price for Series D Preferred Stock was $9.15 per share. As of December 31, 2019, the conversion price for Series A Preferred Stock was $53.00 per share and the conversion price for Series B Preferred Stock and C Preferred Stock was $106.00 per share. The original issue price was subject in each case to certain adjustments to reflect the issuance of common stock, options, warrants, or other rights to subscribe for or to purchase shares of the Company’s common stock for consideration per share less than the conversion price then in effect and subsequent stock dividends and stock splits.

As of December 31, 2020, all outstanding shares of Convertible Preferred Stock were to automatically convert upon the completion of either an IPO at a price per share of at least $13.7259, as adjusted for stock splits or stock dividends, resulting in gross proceeds to the Company of at least $75.0 million or the vote or written consent of 60% the holders of the majority of the then-outstanding shares of Convertible Preferred Stock on an as-converted to common stock basis.

Liquidation Preference

Holders of Convertible Preferred Stock were entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company. In the case of Series D Preferred Stock, the liquidation preference was equal to the greater of (i) $1.7265 per share plus any dividends accrued but unpaid, together with any other dividends declared but unpaid or (ii) any such amount per share as would have been payable had all shares of Series D Preferred Stock been converted into common stock immediately prior to such liquidation event. In the case of Series B Preferred Stock and Series C Preferred Stock, after the payment of preferential amounts required to be paid to the holders of Series D Preferred Stock, the liquidation preference was equal to the greater of (i) the sum of $1.03552 per share, plus the respective Pre-Series D Cumulative Dividends accrued but unpaid, whether or not declared, plus the respective Post-Series D Cumulative Dividends accrued but unpaid, whether or not declared, together with any other dividends declared but unpaid or (ii) any such amount per share as would have been payable had all shares of Series B Preferred Stock and Series C Preferred Stock been converted into common stock immediately prior to such liquidation event. In the case of Series A Preferred Stock, after the payment of preferential amounts required to be paid to the holders of Series D Preferred Stock and Series B Preferred Stock and Series C Preferred Stock, the liquidation preference was equal to the greater of (i) the sum of $0.51776 per share, plus the respective Pre-Series D Cumulative Dividends accrued but unpaid, whether or not declared, plus the respective Post-Series D Cumulative Dividends accrued but unpaid, whether or not declared, together with any other dividends declared but unpaid or (ii) any such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to such liquidation event.

A deemed liquidation event was defined in the Certificate of Incorporation as a merger (unless the shares of capital stock prior to the transaction represent the majority of the post-merger voting rights) or the sale or transfer of substantially all of the assets of the Company unless (i) the holders of at least 60.0% of the then outstanding shares of Convertible Preferred Stock on an as-converted to common stock basis and (ii) the holders of a majority of the then outstanding Series D Preferred Stock on an as-converted to common stock basis, elected otherwise. After all preferential payments, the common stockholders were entitled to share in the remaining assets of the Company on a pro rata basis.

Redemption

Pursuant to the Certificate of Incorporation, the Convertible Preferred Stock did not have any redemption rights that were at the election of the holder. However, the Convertible Preferred Stock was redeemable upon the occurrence of certain contingent events, including a deemed liquidation event.

Rights and Preferences Specific to the Series B Convertible Preferred Shares

The holder of Series B Preferred Stock had a right of first offer with respect to the Company’s sale of new securities, including the common stock offered in an IPO, allowing the holder of Series B Preferred Stock to purchase up to the lesser of (1) one-third of the aggregate number of new securities then being offered and (2) such number of new securities such that, immediately following the closing of such sale, the holder of Series B Preferred Stock would own 25% of the Company’s outstanding capital stock on a fully diluted basis immediately following the closing of such sale. The right of first offer granted to the holder of Series B Preferred Stock preceded the first offer rights of holders of Series A Preferred Stock and Series C Preferred Stock. Additionally, the holder had the right to purchase, in a side-by-side private placement at the time of a qualified IPO, such number of new shares of Common Stock such that, immediately following the closing of such IPO, the holder would own 30% of the Company’s outstanding capital stock on a fully diluted basis.

11. Stock-Based Compensation

Stock Plans

In 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”) under which it granted equity awards to eligible employees, officers, directors, consultants and advisors. In February 2019, the Company increased the number of shares available for issuance under the 2015 Plan to 609,697 shares. In October 2020, the Company further increased the number of shares available for issuance under the 2015 Plan to 3,930,701 shares. The 2015 Plan allowed the Company to grant stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors of the Company. The 2015 Plan was administered by the board of directors of the Company, which had the power to determine the terms of the award agreements, including the vesting requirements, provided that generally the exercise price per share of stock options granted would not be less than 100% of the fair market value of a share of the Company’s common stock on the date of grant, and the term of stock options granted would not exceed ten years. Subsequent to the Company’s IPO on February 17, 2021, no further awards will be made under the 2015 Plan; however awards outstanding under the 2015 Plan will continue to be governed by the 2015 Plan.

Stock options and restricted stock issued under the 2015 Plan generally vest over a 4-year period. Vesting of stock options and restricted stock is subject to the recipient’s continued employment or service. The Company has the right to repurchase any unvested shares of restricted stock held by a recipient during the vesting period if the relationship between the recipient and the Company has terminated. Repurchased unvested shares of restricted stock remain issued shares until retired by the board of directors. The Company’s board of directors allows for exercise of stock options prior to the fulfillment of the vesting conditions. If a holder exercises stock options prior to vesting, the Company issues a number of shares of restricted common stock equal to the number of underlying shares exercised. Stock options issued under the 2015 Plan expire ten years from the date of grant. Shares that expire, are terminated, repurchased, surrendered or canceled under the 2015 Plan without having been fully exercised were available for future awards under the 2015 Plan. Shares of common stock may be withheld to satisfy applicable federal, state or local employment tax withholding obligations related to equity awards. Shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future awards. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

As of December 31, 2020, the Company had only issued service-based stock options and restricted stock under the 2015 Plan. Stock options issued comprise awards granted to employees and a director.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	150,904	$14.75
Vested	(70,261)	10.00
Repurchased	(5,283)	0.53
Cancelled/forfeited	(22,619)	22.70
Unvested as of December 31, 2020	52,741	$19.10

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2020 and 2019 was $1.4 million and $3.3 million, respectively. No restricted stock awards were issued upon the early exercise of stock options during the years ended December 31, 2020 and 2019.

As of December 31, 2020, total unrecognized compensation cost related to the unvested restricted stock awards was approximately $0.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2019	39,075	$24.47	8.8	—
Granted	2,687,418	4.41
Exercised	(15,849)	4.40
Cancelled/forfeited	(24,524)	24.24
Outstanding as of December 31, 2020	2,686,120	$4.53	9.9	$3,781
Exercisable as of December 31, 2020	621,942	$4.59	9.9	$881
Vested and expected to vest as of December 31, 2020	2,686,120	$4.53	9.9	$3,781

The Company estimated the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Risk-free interest rate	0.39 - 0.53%	1.88 - 2.41%
Expected annual dividend yield	0.00%	0.00%
Expected stock price volatility	89.0 - 90.7%	88.2 - 89.8%
Expected term (in years)	5.0 - 6.1	5.9 - 6.1

The weighted-average grant date fair value per share of options granted during the year ended December 31, 2020 and 2019 was $3.19 and $18.43, respectively. The intrinsic value of options exercised during the year ended December 31, 2020 was $0.1 million. No options were exercised during the year ended December 31, 2019. As of December 31, 2020, total unrecognized compensation cost related to the unvested stock options was approximately $6.7 million, which is expected to be recognized over a weighted-average period of 3.8 years.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$1,239	$565
General and administrative	1,575	387
Total stock-based compensation expense	$2,814	$952

No related income tax benefits were recorded during the years ended December 31, 2020 or 2019.

12. Net Income (Loss) per Share

The following is a reconciliation of weighted-average shares of common stock outstanding used in calculating basic net income per share to weighted-average shares of common stock outstanding used in calculating diluted net loss per share:

Year Ended December 31, 2020
Weighted-average shares of common stock outstanding, basic	476,700
Add: Effect of dilutive securities
Series B Preferred Stock	365,541
Series C Preferred Stock	953,619
Total	1,795,860

Weighted-average shares of common stock outstanding, basic and diluted did not require reconciliation for the year ended December 31, 2019 as all outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders. The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2020	2019
Series A Preferred Stock	3,719,410	1,089,785
Series B Preferred Stock	—	235,849
Series C Preferred Stock	—	519,396
Series D Preferred Stock	5,988,773	—
Outstanding stock options	2,686,120	39,075
Unvested restricted stock	52,741	150,904
	12,447,044	2,035,009

13. License and Collaboration Agreement with Regeneron

Agreement Overview

In November 2017, the Company entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”). The Regeneron Agreement has a research term of five years and Regeneron has the right to extend for up to two years at one-year intervals. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. Pursuant to the Regeneron Agreement, during the research term, the Company has established research plans that specify the activities each party undertakes with respect to the discovery or development of therapies directed to specific collaboration targets, which are referred to as collaboration products. Each party is responsible for its own respective costs and has agreed to use commercially reasonable efforts to complete the activities as designated in the agreed-upon research plan. Additional collaboration targets may be added to the Regeneron Agreement by mutual consent or if they arise from certain novel target identification activities conducted under the Regeneron Agreement and achieve mutually agreed validation criteria. The Company is primarily responsible for the direction and conduct of the research program. Regeneron is primarily responsible for the contribution of various technologies and expertise of its own as well as contribution of employees and research services. A joint research committee oversees the research program.

A joint product committee will oversee development and commercialization of a collaboration product following IND acceptance for such collaboration product. As between the parties, the Company is solely responsible for developing and commercializing collaboration products in the field of hearing loss and balance disorders. The Company has an obligation to use commercially reasonable efforts to develop and commercialize such collaboration products in the field. During the term of the Regeneron Agreement, neither the Company nor Regeneron may develop or commercialize any products directed to collaboration targets in the field of treatment and prevention of disease involving loss of hearing or balance, other than pursuant to the Regeneron Agreement.

Pursuant to the Regeneron Agreement, Regeneron paid an upfront non-reimbursable fee of $25.0 million and purchased 12,500,000 shares of Series B preferred stock at price per share of $2.00 (see Note 10). If Regeneron elects to extend the term of the research program, it will be obligated to pay $10.0 million for each one-year extension. In addition to the upfront payment, the Company is eligible to receive additional milestones through a Phase 2 clinical trial of up to $35.5 million in the aggregate if the collaboration product is a biologic or up to $33.5 million in the aggregate if the collaboration product is a small molecule. Regeneron contributions are intended to reflect approximately half of the total cost needed to achieve to complete a Phase 2 clinical trial. From and after the initiation of a registration enabling trial, unless Regeneron decides to opt-out, the Company has agreed to split development and regulatory costs with Regeneron on an equal basis through the registration enabling trials.

Under the Regeneron Agreement, the Company is required to pay Regeneron tiered royalties on the worldwide net sales of collaboration products at percentages which range from mid-single digit to mid-thirties, with the exact royalty rate depending on the extent to which Regeneron shared in the funding of the collaboration product, the level of net sales of the collaboration product, the nature of any intellectual property contributed by Regeneron included in the collaboration product and whether the product is sold inside or outside the field as defined in the Regeneron agreement.

Pursuant to the Regeneron Agreement, the Company has granted to Regeneron a right of first negotiation if it chooses to license or otherwise transfer rights to develop or commercialize collaboration products. Regeneron may opt-out of the collaboration with respect to any collaboration product (i) following submission of the IND to the FDA for a collaboration product, (ii) immediately prior to the initiation of a registration enabling trial, (iii) immediately prior to the submission of a marketing authorization application and (iv) at any time following the initiation of the registration enabling trial, upon notice to the Company within a specified time period. If Regeneron opts out with respect to a collaboration product, it does not owe further milestones on that collaboration product and will no longer share development expenses for such collaboration product. Regeneron may opt back into a collaboration product under certain circumstances.

The term of the Regeneron Agreement will continue until neither the Company nor any of its affiliates nor any of its sublicensees are developing or commercializing any collaboration products. Either party may terminate the agreement for cause for the other party’s uncured material breach on prior written notice if the other party becomes insolvent or in certain circumstances in which either party challenges the patent rights of the other party.

In October 2020, the Company and Regeneron entered into an amendment to the Regeneron Agreement (the “Amended Agreement”) pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. In connection with the amendment, the Company issued 10,000,000 shares of Series C Preferred Stock to Regeneron in consideration for its entry into the amendment. For the DB-OTO program, the Company also committed to utilize a specified level of research personnel in the program. In addition, upon certain suspensions of development activities for a specified period of time, or if the Company fails to invest specified levels of committed resources to the DB-OTO program, Regeneron would have certain remedies, including the ability to obtain control over further development and commercialization of DB-OTO and AAV.103, subject to payments to the Company to be negotiated, and the ability to terminate its obligations to the Company with respect to other collaboration products. Pursuant to the amendment, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization (the “CDMO Initiation Fee”). The $0.5 million payment is creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to investigational new drug (“IND”) enabling studies for DB-OTO as such costs are incurred, and the Company agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, for DB-ATO, the Company agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

In November 2020, the Company achieved its first pre-IND milestone in connection with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. In December 2020, the Company received a milestone payment of $3.9 million, which represented the milestone amount of $4.4 million, less the $0.5 million CDMO Initiation Fee previously paid by Regeneron. As of December 31, 2020, the next milestone that the Company was eligible to receive is a $1.1 million payment achievable upon the initiation of the first GLP toxicology study for the DB-OTO program.

Accounting Analysis

Regeneron Agreement

The Company concluded that both the Company and Regeneron were active participants in future research and development activities under the Regeneron Agreement, and both parties were exposed to significant financial risks and rewards dependent on the commercial success of such activities. Further, the Company did not consider Regeneron to be a customer as Regeneron did not transact with the Company to obtain goods and services that were an output of the Company’s ordinary activities in exchange for consideration. Specifically, in this transaction, Regeneron did not receive, and did not have an option to receive, a development and commercialization license from the Company for any collaboration products. Therefore, Regeneron did not have the right to develop and commercialize any of the intellectual property developed under the agreement. Because Regeneron was considered a collaborative partner that was subject to the significant risks and rewards under the agreement, the Company concluded the agreement was within the scope of ASC 808. The Company analogized to the guidance in ASC 606 to determine the measurement and recognition of the consideration received from Regeneron. By analogy to ASC 606, the Company identified its obligations to Regeneron (referred to as performance obligations under ASC 606), determined the amount of consideration to be recognized (referred to as the transaction price under ASC 606) and assessed the pattern of recognition. ASC 606 requires promised goods and services that are both (i) capable of being distinct and (ii) distinct within the context of the contract to be treated as separate performance obligations. Based on the Company’s analysis, the Company’s promised services consisted mainly of (i) research activities related to target discovery and (ii) performing research activities related to certain targets identified during the research program through the submission of an IND. All research activities were considered a single performance obligation because the research activities are interrelated and interdependent as many of the research activities performed benefited the targets. The goal of the parties was to develop as many targets as possible during the research program and therefore the Company’s promised services were not distinct within the context of the contract. The transaction price consisted of the $25.0 million upfront payment. Future milestones, which would be considered variable consideration under ASC 606, were highly dependent on the success of the Company’s early stage research activities and therefore were not included in the transaction price until such time as the achievement of such milestone was considered probable. The Company concluded that it satisfied its obligations under the agreement over time as Regeneron received the benefit of the research services as the services were performed. The Company concluded the most appropriate method to track progress towards completion of the performance obligation was an input method that was based on costs incurred.

The Company viewed the non-refundable upfront $25.0 million payment as reimbursement of the Company’s costs under the agreement which were accounted for as research and development expenses in the Company’s consolidated statement of operations and comprehensive income (loss). Further, while Regeneron is a related party (see Note 16), there was no presumption that the Company would reimburse Regeneron for the upfront payment as the amounts represented a reimbursement for research and development costs incurred and there were no terms or conditions that would require repayment. As such, the upfront payment was being recognized as a reduction to research and development expense (contra-research and development expense) in the Company’s consolidated statements of operations and comprehensive income (loss) based on the Company’s progress towards completion of its research activities under the research plan.

Amended Agreement

The Company concluded that both the Company and Regeneron remain active participants in the research and development activities under the Amended Agreement, both parties remain exposed to significant financial risks and rewards dependent upon the commercial success of such activities, and Regeneron continues to not meet the definition of a customer under ASC 606. Specifically, Regeneron did not receive in the Amended Agreement, and continued to not have an option to receive, a development and commercialization license from the Company for any collaboration products. Therefore, Regeneron continues to not have the right to develop and commercialize any of the intellectual property developed under the Amended Agreement.  Accordingly, the Company concluded the Amended Agreement is within the scope of ASC 808 and the Company continues to apply ASC 606 by analogy to account for the Amended Agreement.

As such, the Company analogized to the contract modification guidance in ASC 606 to account for the scope and pricing changes contained in the Amended Agreement.  The Company concluded the performance obligation under the

Amended Agreement, continues to be a single performance obligation and the remaining services under the Amended Agreement are not distinct from those already provided. Therefore, the Company accounted for the modification by updating the transaction price and measure of progress prospectively with a cumulative catch-up entry recorded as of the effective date of the Amended Agreement. The updated transaction price under the Amended Agreement is $31.9 million comprised of the $25.0 million upfront non-reimbursable fee that was received upon execution of the Regeneron Agreement, $0.3 million received to fund the ongoing research plan, the $0.5 million CDMO Initiation Fee, and $10.5 million reimbursement for third-party costs related to IND-enabling studies for DB-OTO, partially offset by the fair value of the Series C Preferred Stock issued to Regeneron of approximately $4.4 million. The Company concluded the issuance of Series C Preferred Stock should be accounted for consistent with consideration paid to a customer and is therefore a reduction of the transaction price under the Amended Agreement. The reimbursement for third-party costs related to IND-enabling studies for DB-OTO represents variable consideration which the Company concluded should be included in the transaction price in its entirety as the Company expects to receive the full amount of such reimbursement as it expects to incur substantially more than $10.5 million in third-party costs related to such IND-enabling studies. Future milestones continue to be fully constrained until such time as the achievement of such milestones are considered probable. The Company concluded that it continues to satisfy its obligations over time as Regeneron receives the benefit of the research services as the services are performed and the most appropriate method to track progress towards completion of the performance obligation is an input method that is based on costs incurred.

There are significant judgments and estimates inherent in the determination of the costs to be incurred for the research and development activities related to the Amended Agreement. These estimates and assumptions include a number of objective and subjective factors, including the number of named targets that will ultimately be developed under the Amended Agreement and the estimated costs associated with such development, including the potential third-party costs related to each target’s IND-enabling study. In 2019, the Company added but also deprioritized several named targets. It also reduced the number of additional expected targets resulting in a significant change in estimate. During the year ended December 31, 2020, the Company substantially increased the estimated cost to complete its performance obligation under the Amended Agreement to reflect increases in the cost and scope of work to complete its performance obligation based on the increased diligence effort as required under the Amended Agreement, resulting in an increase in the estimated internal costs forecasted for DB-OTO, and feedback it received from the U.S. Food and Drug Administration (“FDA”) related to the IND-enabling studies for DB-OTO, resulting in an increase in the estimated third-party costs for toxicology studies and related manufacturing for DB-OTO and other potential targets. The Company then used these estimated amounts to revise the forecasted costs for the other targets being researched and developed under the Amended Agreement. These revisions resulted in further increases in forecasted cost to complete.

The Company recognized $2.0 million of contra-research and development expense for the year ended December 31, 2020. The contra-research and development recorded in the year ended December 31, 2020, was comprised of a cumulative catch-up amount of approximately $1.6 million related to the achievement of the first pre-IND milestone, which was fully constrained as of December 31, 2019, and a cumulative catch-up amount of $2.4 million related to the increase in transaction price pursuant to the Amended Agreement. The cumulative-catch up amounts and progress achieved in the period were partially offset by the increased estimates to cost to complete the performance obligation mainly due to the Amended Agreement and additional feedback received from the FDA on the Company’s planned IND-enabling studies for DB-OTO. The Company recognized $6.4 million as contra-research and development expenses for the year ended December 31, 2019. As of December 31, 2020 and 2019, there was $11.0 million and $3.7 million of deferred collaboration liability classified in current liabilities, respectively, and $4.2 million and $12.0 million of deferred collaboration liability classified in long-term liabilities, respectively. As of December 31, 2020, the Company had $1.2 million of unbilled accounts receivable classified in accounts receivable, net from related party on the consolidated balance sheets which represent costs incurred related to the Company’s IND enabling study for DB-OTO for which the Company is entitled to reimbursement from Regeneron. As of December 31, 2020, the remaining balance of potential reimbursements from Regeneron for third-party costs related to IND-enabling studies for DB-OTO was $9.3 million.

14. Employee Retirement/Savings Plan

The Company maintains an employee retirement/savings plan (the “Retirement Plan”) that permits participants to make tax-deferred contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company does not provide a matching contribution to the Retirement Plan.

15. Income Taxes

During the years ended December 31, 2020 and 2019, the Company recorded a net loss of $39.3 million and $42.7 million, respectively. The Company maintains a full valuation allowance on its worldwide net deferred tax assets due to the uncertainty of future taxable income. The Company did not recognize an income tax benefit in the years ended December 31, 2020 or 2019 related to its U.S. operations due to the uncertainty of future taxable income.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes	5.8	5.9
Foreign taxes	(1.0)	—
Change in valuation allowance	(25.7)	(27.9)
Research and development tax credits	0.9	0.8
Foreign rate differential	0.4	0.5
Stock compensation	(0.8)	(0.4)
Permanent differences	(0.6)	0.1
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$41,379	$32,152
Research and development and other credits	1,333	1,014
Deferred rent and lease incentive obligation	1,506	1,648
Accrued expenses and other	1,063	555
Total gross deferred tax assets	45,281	35,369
Valuation allowance	(44,305)	(34,203)
Total deferred tax assets	$976	$1,166
Deferred tax liabilities:
Depreciation of fixed assets	(976)	(1,166)
Total deferred tax liabilities	$(976)	$(1,166)
Net deferred taxes	$—	$—

The Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2020. Management considered the Company’s cumulative net losses and concluded as of December 31, 2020 that it was more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2020.

Changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance at beginning of the year	$34,203	$22,313
Increases recorded to income tax provision	10,102	11,890
Valuation allowance at end of year	$44,305	$34,203

Subject to the limitations described below, at December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of approximately $148.7 million and $115.2 million, respectively, to offset future federal taxable income.  Federal net operating losses of $41.7 million will expire beginning in 2033. As of December 31, 2020, the

Company had net operating losses of $107.0 million which had an indefinite life.  As of December 31, 2020 and 2019, the Company had state net operating loss carryforwards of approximately $146.0 million and $113.3 million, respectively, to offset future state taxable income, which will begin to expire in 2035.  As of December 31, 2020 and 2019, the Company had foreign net operating loss carryforwards of approximately $3.0 million and $2.7 million, respectively, to offset future foreign taxable income, which do not expire.

Subject to the limitations described below, at December 31, 2020 and 2019, the Company had federal research and development tax credit carryforwards of $0.8 million and $0.6 million, respectively, which expire beginning in 2033.  As of December 31, 2020 and 2019, the Company had state research and development tax credit carryforwards of $0.5 million, which expire beginning in 2032.  The Company has generated federal and state research and development credits but has not conducted a study to document the qualified activity.  This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position.  A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 of the Internal Revenue Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term-tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitations may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions.  The statute of limitations for assessment by the IRS and state tax authorities is closed prior to 2017, although carryforward attributes that were generated prior to tax year 2018 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustments to the reserve. The Company does not have any reserves for uncertain tax positions as of December 31, 2020 and 2019 and any change in position would result in a change in the valuation allowance maintained against its net deferred tax assets.

The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2020, the Company has not accrued interest or penalties related to uncertain tax positions.

16. Related Party Transactions

As of December 31, 2019, Regeneron held 12,500,000 shares of Series B Preferred Stock and 4,000,000 shares of Series C Preferred Stock. In October 2020, the Company issued 10,000,000 shares of Series C Preferred Stock in consideration for its entry into the amendment to the collaboration agreement with Regeneron (see Note 10). During the years ended December 31, 2020 and 2019, the Company recognized $2.0 million and $6.4 million as a reduction to research and development expense (contra-research and development) based on progress towards completion of its research activities under the research plan for its license and collaboration agreement with Regeneron in its consolidated statements of operations and comprehensive income (loss). As of December 31, 2020, the Company had $1.2 million of unbilled receivables due from and did not have any amounts due to Regeneron. As of December 31, 2019, the Company did not have any amounts due to or owed from Regeneron (see Note 13).

17. Subsequent Events

The Company considers events and transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements for potential recognition or disclosure in the consolidated financial statements.

Series D Second Tranche

In January 2021, the achievement of the dosing of the first patient in the Company’s planned Phase 1 clinical trial of DB-OTO as a condition to the Second Tranche Closing was waived and the Second Tranche Closing closed in February 2021. The Company sold 15,870,209 shares of Series D Preferred Stock for aggregate net proceeds of $27.4 million at the Second Tranche Closing.

Reverse stock split

On February 5, 2021, the Company effected a 1-for 5.3 reverse stock split of its common stock. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares.

Initial Public Offering

On February 17, 2021, the Company completed the IPO of 7,062,000 shares of its common stock at a public offering price of $18.00 per share, and on February 24, 2021, the Company issued and sold an additional 600,000 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for aggregate net proceeds of $124.8 million. Upon the closing of the IPO, all shares of Convertible Preferred Stock then outstanding converted into 16,662,011 shares of common stock.

In connection with the IPO, the Company amended the Certificate of Incorporation to authorize the Company to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value undesignated preferred stock. Further, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 Plan has 1,639,652 shares initially reserved for future issuance and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The 2021 ESPP has reserved for future issuance 566,037 shares of our common stock, subject to annual increases, and will enable eligible employees to purchase shares of common stock at a specified discount.