Form 10-Q
period 2021-03-31
Decibel Therapeutics, Inc.
filed 2021-05-13
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40030

Decibel Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4198709
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1325 Boylston Street, Suite 500 Boston, Massachusetts	02215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 370-8701

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DBTX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10th, 2021, the registrant had 24,901,931 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factor Summary” below and in Part II, Item 1A. “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities. The market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Although we are responsible for the disclosure contained in this Quarterly Report on Form 10-Q and we believe the information from industry publications and other third-party sources included in this Quarterly Report on Form 10-Q is reliable, such information is inherently imprecise. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$52,239	$27,742
Available-for-sale securities	129,839	26,568
Accounts receivable from related party	4,237	1,237
Prepaid expenses and other current assets	4,419	2,281
Total current assets	190,734	57,828
Available-for-sale securities, long-term	8,999	—
Property and equipment, net	5,975	6,337
Other assets	1,378	3,120
Total assets	$207,086	$67,285
Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,000	$2,131
Accrued expenses and other current liabilities	3,835	5,665
Deferred collaboration liability, current	9,725	10,968
Deferred rent and lease incentive obligation, current	631	610
Total current liabilities	15,191	19,374
Long-term liabilities:
Deferred collaboration liability, long term	6,515	4,177
Deferred rent and lease incentive obligation, long term	4,738	4,901
Other long-term liabilities	376	523
Total liabilities	26,820	28,975
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at March 31, 2021; 57,758,734 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $40,284 at December 31, 2020	—	16,176
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at March 31, 2021; 12,500,000 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $16,334 at December 31, 2020	—	5,700
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at March 31, 2021; 37,528,581 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $45,457 at December 31, 2020	—	16,759
Series D convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at March 31, 2021; 47,610,763 shares authorized, 31,740,554 shares issued and outstanding at December 31, 2020; aggregate liquidation preference of $55,509 at December 31, 2020	—	54,456
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,901,577 shares issued and 24,859,038 outstanding at March 31, 2021; 115,000,000 shares authorized, 573,793 shares issued and 521,052 shares outstanding at December 31, 2020	25	1
Additional paid-in capital	353,821	107,908
Accumulated other comprehensive loss	(21)	(1)
Accumulated deficit	(173,559)	(162,689)
Total stockholders’ equity (deficit)	180,266	(54,781)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$207,086	$67,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED conSOLIDATED Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$6,020	$7,436
General and administrative	4,883	4,178
Total operating expenses	10,903	11,614
Loss from operations	(10,903)	(11,614)
Other income:
Interest income	33	79
Total other income, net	33	79
Net loss	$(10,870)	$(11,535)
Cumulative dividends on convertible preferred stock	(2,309)	(2,749)
Net loss attributable to common stockholders	$(13,179)	$(14,284)
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(31.84)
Weighted average shares of common stock outstanding, basic and diluted	12,105,464	448,616
Comprehensive loss:
Net loss	$(10,870)	$(11,535)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0	(20)	(9)
Total other comprehensive loss	(20)	(9)
Comprehensive loss	$(10,890)	$(11,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED Statements of CONVERTIBLE PREFERRED STOCK AND Stockholders’ (Deficit) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	434,942	$—	1,546	$10	$(123,352)	$(121,796)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	21,872	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	225	—	—	225
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,535)	(11,535)
Balance at March 31, 2020	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	456,814	$—	$1,782	$1	$(134,887)	$(133,104)
Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	3,773	—	17	—	—	17
Vesting of restricted common stock	—	—	—	—	—	—	—	—	10,202	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	646	—	—	646
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	15,870,209	27,400	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(57,758,734)	(16,176)	(12,500,000)	(5,700)	(37,528,581)	(16,759)	(47,610,763)	(81,856)	16,662,011	17	120,474	—	—	120,491
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs of $13,137	—	—	—	—	—	—	—	—	7,662,000	7	124,772	—	—	124,779
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,870)	(10,870)
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	24,859,038	$25	$353,821	$(21)	$(173,559)	$180,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

CONDENSED CONSOLIDATED Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(10,870)	$(11,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	646	225
Depreciation	427	487
Amortization (accretion) of available-for-sale securities	88	(44)
Changes in operating assets and liabilities:
Accounts receivable from related party	(3,000)	—
Prepaid expenses and other current assets	(2,138)	(273)
Accounts payable	(1,131)	(57)
Accrued expenses and other current liabilities	(1,180)	(186)
Deferred rent and lease incentive	(142)	(119)
Deferred collaboration liability	1,095	(589)
Other long-term liabilities	(101)	185
Net cash used in operating activities	(16,306)	(11,906)
Investing activities
Purchases of available-for-sale securities	(116,156)	—
Proceeds from maturities of available-for-sale securities	3,778	11,750
Purchases of property and equipment	(65)	(56)
Net cash (used in) provided by investing activities	(112,443)	11,694
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	27,400	—
Proceeds from issuance of common stock upon completion of initial public offering net of commissions and underwriting discounts	128,240	—
Payment of initial public offering costs	(2,463)	—
Proceeds from the exercise of stock options	17	—
Principal payments on equipment financing	(46)	—
Net cash provided by financing activities	153,148	—
Net increase (decrease) in cash, cash equivalents and restricted cash	24,399	(212)
Cash, cash equivalents and restricted cash at beginning of period	29,218	20,039
Cash, cash equivalents and restricted cash at end of period	$53,617	$19,827
Supplemental disclosure of non-cash activities:
Vesting of early exercised restricted stock	$4	$11
Initial public offering costs included in accrued expenses	$792	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

(Unaudited)

Notes to CONDENSED CONSOLIDATED Financial Statements

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

On October 30, 2020, the Company’s board of directors approved a 1-for-10 reverse stock split of the Company’s common stock, par value $0.001 per share. On February 5, 2021, the Company’s board of directors approved a 1-for-5.3 reverse stock split of the Company’s common stock. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to both reverse stock splits.

Initial Public Offering

On February 17, 2021, the Company completed an initial public offering (the “IPO”), issuing and selling 7,062,000 shares of common stock at a public offering price of $18.00 per share, and on February 24, 2021, the Company issued and sold an additional 600,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $124.8 million. Upon closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock.

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

As of March 31, 2021, the Company had cash, cash equivalents and available-for-sale securities of $191.1 million. The Company has determined that its existing capital resources will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to experience negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, preclinical and clinical development and platform. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

The Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the direction from state and local governmental authorities, the

Company has restricted access to its facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at its facility at any one time and required that most of its employees work remotely. In addition, screening and enrollment in the Company’s ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. The Company has also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, the Company and the third-party manufacturers, contract research organizations and academic collaborators that the Company engages have faced in the past and may face in the future disruptions that could affect its ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for its research and development activities, such as, for example, raw materials used in the manufacture of its product candidates, laboratory supplies for its preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business, and the pandemic has the potential to adversely affect the Company’s business, financial condition, results of operations and prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss and statements of cash flows for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity for the three months ended March 31, 2021 and 2020 are unaudited. The financial data and other information contained in the notes thereto as of and for the three months ended March 31, 2021 and 2020 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto.

The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of common stock awards, the estimated cost to perform research which is an input into the measurement of research and development expenses recognized under the Company’s collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), as described below, and the accrual of research and development expenses. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are mainly comprised of corporate debt securities and money market accounts invested in U.S. Treasury securities.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of other assets on the condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$52,239	$18,388
Restricted cash	1,378	1,439
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$53,617	$19,827

Restricted cash decreased by $0.1 million during the three months ended March 31, 2021 due to a reduction in deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements.

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

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of March 31, 2021 and December 31, 2020.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the related financings are consummated. After consummation of the equity financing, such costs are reclassified as a reduction to additional paid-in capital generated as a result of the related financing. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Deferred offering costs are presented as a component of other assets on the condensed consolidated balance sheets. The Company had no deferred offering costs as of March 31, 2021. As of December 31, 2020, the Company capitalized $1.6 million of deferred offering costs related to the IPO.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for the Company’s summary of recently issued accounting pronouncements that have not yet been adopted.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Corporate debt securities	$27,360	$—	$27,360	$—
Money market mutual funds	12,587	12,587	—	—
Commercial paper	7,248	—	7,248	—
Total cash equivalents	$47,195	$12,587	$34,608	$—
Available-for-sale securities:
Commercial paper	$84,231	$—	$84,231	$—
Corporate debt securities	39,838	—	39,838	—
US Treasury securities	3,015	—	3,015	—
Certificates of deposit	2,755	—	2,755	—
Total available-for-sale securities	$129,839	$—	$129,839	$—
Available-for-sale securities, long-term:
US Treasury securities	$5,001	$—	$5,001	$—
Agency bonds	3,998	—	3,998	—
Total available-for-sale securities, long-term	$8,999	$—	$8,999	$—

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Corporate debt securities	$4,001	$—	$4,001	$—
Money market mutual funds	7,962	7,962	—	—
Commercial paper	12,499	—	12,499	—
Total cash equivalents	$24,462	$7,962	$16,500	$—
Available-for-sale securities:
Commercial paper	$19,481	$—	$19,481	$—
Corporate debt securities	1,286	—	1,286	—
US Treasury securities	3,027	—	3,027	—
Certificates of deposit	2,774	—	2,774	—
Total available-for-sale securities	$26,568	$—	$26,568	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. During the three months ended March 31, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Commercial paper	$84,231	$3	$(3)	$84,231
Corporate debt securities	39,857	—	(19)	39,838
US Treasury securities	3,015	—	—	3,015
Certificates of deposit	2,756	—	(1)	2,755
Total available-for-sale securities	$129,859	$3	$(23)	$129,839
Available-for-sale securities, long-term:
US Treasury securities	$5,001	$—	$—	$5,001
Agency bonds	3,999	—	(1)	3,998
Total available-for-sale securities, long-term	$9,000	$—	$(1)	$8,999

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
Commercial paper	$19,481	$1	$(1)	$19,481
Corporate debt securities	1,286	—	—	1,286
US Treasury securities	3,027	—	—	3,027
Certificates of deposit	2,775	—	(1)	2,774
Total available-for-sale securities	$26,569	$1	$(2)	$26,568

The Company had 30 investments in available-for-sale securities in an unrealized loss position as of March 31, 2021 with a fair value of $115.8 million. The Company had eight investments in available-for-sale securities in an unrealized loss position as of December 31, 2020 with a fair value of $17.1 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of March 31, 2021 and December 31, 2020, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of March 31, 2021, the Company did not hold any investments that matured beyond five years. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

5. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Accrued professional fees	$1,524	$1,854
Accrued research and development expense	741	680
Accrued payroll and related expenses	702	2,381
Equipment financing, current	197	193
Accrued other and other current liabilities	671	557
	$3,835	$5,665

6. Commitments and Contingencies

License Agreements

The Company is a party to a number of license agreements related to certain patent rights used in developing its product candidates. Under such license agreements, the Company paid nominal upfront fees and is obligated to pay certain nominal annual license maintenance fees. The Company is also obligated to make certain payments based on specified clinical and regulatory milestones and royalty payments based on sales volume and milestones. The Company may terminate these agreements by providing prior written notice to the respective counterparty. All payments made have been expensed as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 do not include liabilities with respect to these license agreements as the Company has not yet generated revenue and the achievement of the milestones is not probable.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.

Research & Development Tax Incentive

The Company benefits from research and development tax incentive programs in certain jurisdictions that provide a cash refund to companies conducting eligible research and development activities. The Company obtained aggregate cash refunds of $1.2 million related to research and development activities as of March 31, 2021. Although management has determined it has a reasonable basis to claim its research and development activities are eligible core or supporting activities under the research and development tax incentive requirements, should the Company be subject to a tax audit resulting in an unfavorable outcome, it is reasonably possible it may have to repay some or all of these incentives.

7. Restructuring

In January and May 2020, the Company conducted a reduction in force that resulted in the termination of 45 full-time employees. Accordingly, during the three months ended March 31, 2020, the Company recorded a restructuring charge of $2.9 million, which was comprised of termination benefits including severance, benefits and other payroll-related charges. These accrued restructuring costs are included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets at December 31, 2020.

 The following table summarizes the restructuring activity during the three months ended March 31, 2020 and 2021 (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2019	$—
Restructuring costs incurred	2,919
Termination benefits paid	(1,496)
Balance at March 31, 2020	$1,423
Balance at December 31, 2020	$8
Restructuring costs incurred	—
Termination benefits paid	(8)
Balance at March 31, 2021	$—

The following table summarizes the classification of restructuring expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$—	$2,219
General and administrative	—	700
Total restructuring expense	$—	$2,919

During the first quarter of 2020, the Company entered into retention agreements with certain key employees. Under the terms of these agreements, the Company agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were paid upon execution of the retention agreements. The second payments of $0.4 million in the aggregate were paid to the key employees upon the closing of the Series D financing in November 2020. The third payments of $0.5 million in the aggregate have been paid as of March 31, 2021, including payments to certain employees who are required to remain employed through January 1, 2022 in order to retain the first and third payments. These prepayments are being amortized over the remaining employee service terms under the retention agreements.

8. Stockholders’ Equity

On February 17, 2021, the Company amended the Certificate of Incorporation (the “Certificate of Incorporation”) concurrent with the IPO of the Company’s common stock, which authorized 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2020, the Company’s Fourth Amended and Restated Certificate of Incorporation authorized the Company to issue 115,000,000 shares of $0.001 par value common stock.

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	March 31, 2021	December 31, 2020
Series A convertible preferred stock	—	3,719,410
Series B convertible preferred stock	—	989,299
Series C convertible preferred stock	—	2,970,149
Series D convertible preferred stock	—	5,988,773
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,682,347	2,686,120
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	80,000	—
Shares reserved for future awards under the 2015 Stock Incentive Plan	—	790,596
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,561,102	—
Shares reserved for future awards under the 2021 Employee Stock Purchase Plan	566,037	—
Total common stock reserved	4,889,486	17,144,347

9. Convertible Preferred Stock

Immediately prior to the closing of the IPO, the Company had an aggregate of 155,398,078 shares of convertible preferred stock issued and outstanding which automatically converted into 16,662,011 shares of common stock upon the closing of the IPO. Subsequent to the closing of the IPO, no shares of preferred stock were issued or outstanding.

As of December 31, 2020, the Company’s Series A convertible preferred stock (“Series A Preferred Stock”), Series B convertible preferred stock (“Series B Preferred Stock”), Series C convertible preferred stock (“Series C Preferred Stock”) and Series

D convertible preferred stock (“Series D Preferred Stock,” and collectively with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the “Convertible Preferred Stock”) consisted of the following (in thousands, except share data):

	December 31, 2020
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	57,758,734	57,758,734	$16,176	$40,284	3,719,410
Series B Preferred Stock	12,500,000	12,500,000	5,700	16,334	989,299
Series C Preferred Stock	37,528,581	37,528,581	16,759	45,457	2,970,149
Series D Preferred Stock	47,610,763	31,740,554	54,456	55,509	5,988,773
	155,398,078	139,527,869	$93,091	$157,584	13,667,631

Cumulative accrued dividends on the Company’s Convertible Preferred Stock consisted of the following (in thousands):

December 31, 2020
Series A Preferred Stock	$10,399
Series B Preferred Stock	3,398
Series C Preferred Stock	6,623
Series D Preferred Stock	709
$21,129

During the three months ended March 31, 2021, $2.3 million of cumulative dividends accrued prior to completion of the IPO. Subsequent to the completion of the IPO, no shares of convertible preferred stock were issued or outstanding and therefore no dividends accrued.

10. Stock-Based Compensation

2015 Stock Incentive Plan

As of December 31, 2020, there were 3,930,701 shares of common stock authorized for issuance under the 2015 Stock Incentive Plan (the “2015 Plan”) under which the Company could grant equity awards to eligible employees, officers, directors, consultants and advisors. Subsequent to the pricing of the Company’s IPO on February 11, 2021, no further awards will be made under the 2015 Plan; however, awards outstanding under the 2015 Plan will continue to be governed by the 2015 Plan.

2021 Stock Incentive Plan

In connection with the IPO, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan has 1,639,652 shares initially reserved for future issuance, subject to annual increases, and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2021, 80,000 shares were subject to outstanding awards granted under the 2021 Plan and 1,561,102 shares remained available for issuance.

2021 Employee Stock Purchase Plan

In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP has reserved for future issuance 566,037 shares of our common stock, subject to annual increases, and will enable eligible employees to purchase shares of common stock at a specified discount. As of March 31, 2021, no shares have been issued under the 2021 ESPP and as such, 566,037 shares remained available for issuance.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	52,741	$19.10
Vested	(10,202)	15.06
Repurchased	—	—
Canceled/Forfeited	—	—
Unvested as of March 31, 2021	42,539	$20.06

The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2021 and 2020 was $0.1 million and $0.5 million, respectively. As of March 31, 2021, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.8 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	2,686,120	$4.53	9.9	$3,781
Granted	80,000	18.00
Exercised	(3,773)	4.40
Cancelled/forfeited	(1,450)	5.83
Outstanding as of March 31, 2021	2,760,897	$4.92	9.7	$18,519
Exercisable as of March 31, 2021	742,603	$4.62	9.7	$5,105
Vested and expected to vest as of March 31, 2021	2,760,897	$4.92	9.7	$18,519

As of March 31, 2021, total unrecognized compensation cost related to unvested stock options was approximately $7.4 million, which is expected to be recognized over a weighted-average period of 3.6 years. The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2021 was $14.60.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$271	$128
General and administrative	375	97
Total stock-based compensation expense	$646	$225

11. Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Series A Preferred Stock	—	1,089,785
Series B Preferred Stock	—	235,849
Series C Preferred Stock	—	519,396
Outstanding stock options	2,760,897	36,911
Unvested restricted stock	42,539	108,655
	2,803,436	1,990,596

12. License and Collaboration Agreement with Regeneron

Agreement Overview

In November 2017, the Company entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”) under which Regeneron made an upfront, nonrefundable $25.0 million payment to the Company. The parties were to undertake specified activities with respect to the discovery or development of new potential therapies directed to a set of defined collaboration targets. Each party was responsible for its own respective costs and agreed to use commercially reasonable efforts to complete the activities as designated in the agreed-upon research plan. The Company was primarily responsible for the direction and conduct of the research program whereas Regeneron was primarily responsible for the contribution of various technologies and expertise of its own as well as contribution of employees and research services.

In October 2020, the parties amended the Regeneron Agreement (the “Amended Agreement”) pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. The primarily responsibilities of each party remain consistent with those under the Regeneron Agreement. In connection with the amendment, the Company issued 10,000,000 shares of Series C Preferred Stock to Regeneron in consideration for its entry into the amendment. Pursuant to the Amended Agreement, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization (the “CDMO Initiation Fee”). The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to investigational new drug (“IND”) enabling studies for DB-OTO as such costs are incurred.

In November 2020, the Company achieved its first pre-IND milestone in connection with the initiation of manufacturing to support GLP toxicology studies of DB-OTO.

Accounting Analysis

The Company accounted for the Regeneron Agreement in accordance with FASB ASC Topic ASC 808, Collaborative Arrangements (“ASC 808”), and applied ASC 606, Revenue from Contracts with Customers (“ASC 606”), by analogy. All research activities under the Regeneron Agreement were considered a single performance obligation and the transaction price consisted of the $25.0 million upfront payment. Future milestones were considered variable consideration and fully constrained until such time as the achievement of such milestone was considered probable. The Company satisfied its promises under the agreement over time as Regeneron received the benefit of the research services as the services were performed and measured progress towards completion of the performance obligation using an input method that was based on costs incurred.

The Amended Agreement increased the transaction price to $35.8 million consisting of (i) $25.0 million received pursuant to the Regeneron Agreement, (ii) $0.3 million received to fund the ongoing research plan, (iii) $4.4 million for the first pre-IND milestone achieved in November 2020, $0.5 million of which was received as the CDMO Initiation Fee in October 2020, and (iv) $10.5 million in reimbursements for third-party costs related to IND-enabling studies for DB-OTO, partially offset by the fair value of the Series C Preferred Stock issued to Regeneron of approximately $4.4 million. Future milestones continue to be fully constrained. The Company continues to satisfy its single performance obligation over time and measures progress towards completion using an input method based on costs incurred.

The Company concluded the consideration received under the Regeneron Agreement and the Amended Agreement represented reimbursements of the Company’s cost incurred and should therefore be accounted for as contra-research and development in the

Company’s condensed consolidated statements of operations and comprehensive income (loss). Deferred collaboration liability is classified in the condensed consolidated balance sheets based on the expected timing of when the costs will be recognized in the future.

The Company recognized $1.9 million and $0.6 million as contra-research and development expenses for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, there was deferred collaboration liability classified in current liabilities of $9.7 million and $11.0 million, respectively, and classified in long term liabilities of $6.5 million and $4.2 million, respectively. As of March 31, 2021, the Company had $4.2 million of accounts receivable due from Regeneron of which $3.0 million was unbilled. As of December 31, 2020, the Company had $1.2 million of unbilled accounts receivable due from Regeneron. Unbilled and billed accounts receivable are classified in accounts receivable, net from related party on the condensed consolidated balance sheets and relate to reimbursements of third-party costs incurred related to the Company’s IND enabling study for DB-OTO.

13. Related Party Transactions

As of March 31, 2021, Regeneron held 2,097,314 shares of common stock. As of December 31, 2020, Regeneron held 12,500,000 shares of Series B Preferred Stock and 14,000,000 shares of Series C Preferred Stock. During the three months ended March 31, 2021 and 2020, the Company recognized $1.9 million and $0.6 million as contra-research and development expense during the three months ended March 31, 2021 and 2020, respectively, in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the collaboration. As of March 31, 2021, the Company had $4.2 million of accounts receivable due from Regeneron, of which $3.0 million was unbilled. As of December 31, 2020, the Company had $1.2 million of unbilled accounts receivable due from Regeneron. As of March 31, 2021 and December 31, 2020, the Company did not have any amounts due to Regeneron (see Note 13).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2021, which we refer to as the 2020 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” of this Quarterly Report.

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to mutation of the otoferlin, or OTOF, gene. We are also advancing our gene therapy programs designed to restore balance in patients with bilateral vestibulopathy, or BVP, by regenerating lost hair cells within the inner ear. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss, which we are currently evaluating in patients in a Phase 1b clinical trial.

We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to an OTOF deficiency. OTOF is a protein expressed in the inner hair cells of the cochlea that enables communication between sensory cells of the inner ear and the auditory nerve by regulating synaptic transmission. We have designed DB-OTO utilizing a proprietary, cell-selective promoter to provide expression of OTOF that is limited to hair cells. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter, which is designed to drive expression in all cells. In addition to the loss of durability, we observed that use of a ubiquitous promoter in mice resulted in the loss of inner hair cells throughout the cochlea. DB-OTO is an AAV-based gene therapy intended to be delivered to patients using the surgical approach employed by otologists and pediatric otolaryngologists during a standard cochlear implantation procedure. We believe the cell-selective expression of DB-OTO and its delivery by this established surgical procedure will provide a core competitive advantage important to the success of DB-OTO. Based on feedback from the U.S. Food and Drug Administration, or FDA, we are currently conducting preclinical studies of DB-OTO to support our planned submission of an investigational new drug application, or IND, to the FDA. We have solicited feedback from European regulatory authorities to support our planned submission of a CTA within the European Union. We plan to submit an IND or CTA in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022. In addition to DB-OTO, we are advancing AAV.103 and AAV.104, additional gene therapy programs targeting hearing loss resulting from other single gene mutations, or monogenic forms of hearing loss. AAV.103 aims to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene. We anticipate that we will identify a product candidate for our AAV.103 program in 2022. We anticipate that we will announce the target for our AAV.104 program in 2021.

We are also using our platform to design and develop a pipeline of gene therapies for hair cell regeneration within the inner ear. We are engineering gene therapies to convert supporting cells, the cells adjacent to hair cells, into both cochlear and vestibular hair cells in order to restore hearing and balance function. These gene therapies are designed to express the developmental or reprogramming factors that control cell fate and use our proprietary, cell-selective promoters to control expression spatially and temporally. We are developing AAV.201 and DB-ATO under our gene therapy programs to regenerate hair cells for the treatment of BVP, a debilitating, acquired condition that significantly impairs balance, mobility and stability of vision. AAV.201 is an AAV-based gene therapy that combines ATOH1, a transcription factor required for hair cell differentiation with another reprogramming factor. DB-ATO is an AAV-based gene therapy that utilizes a proprietary supporting cell-selective promoter to express ATOH1. These programs aim to restore balance by promoting regeneration of hair cells in the vestibular system, the sensory system responsible for balance. In preclinical studies, selective expression of ATOH1 in vestibular supporting cells following treatment with DB-ATO led to conversion of supporting cells into vestibular hair cell-like cells, as characterized at both the morphological and transcriptional level. In recently completed in vivo behavioral studies of DB-ATO, we did not see sufficient functional recovery to continue to move DB-ATO to development candidate in 2021. We plan to continue to evaluate the potential of ATOH1 gene therapy to restore lost vestibular function. We intend to announce the program target for AAV.201 in 2022. In addition, we are advancing our cochlear hair cell regeneration program to treat acquired hearing loss by regenerating cochlear outer hair cells. We plan to announce the targets for our cochlear hair cell regeneration program in 2022.

In addition to our gene therapy product candidate and programs, we are developing a clinical-stage product candidate, DB-020, for the prevention of cisplatin-induced hearing loss. DB-020 is a novel formulation of sodium thiosulfate, or STS, that we have optimized for local delivery to the ear. STS inactivates cisplatin, a widely used chemotherapy that often leads to hearing loss and related complications in patients being treated for cancer. We are developing DB-020 to prevent cisplatin-induced hearing loss without impacting the beneficial, anti-tumor effect of cisplatin. In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 in healthy volunteers, in which DB-020 was well tolerated. Following the Phase 1 clinical trial, we initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial in 2020 to evaluate the safety and efficacy of DB-020 for the prevention of cisplatin-induced hearing loss. Due to continued impact of the COVID-19 pandemic on the pace of patient screening and enrollment, including delays in site start-up and withdrawal of some sites in the United States, we now expect to report results from an interim analysis of the ongoing Phase 1b clinical trial of DB-020 in the first half of 2022. All remaining sites in the United States are now open, along with all sites in Australia, which have been open and actively recruiting since the fourth quarter of 2020. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. On February 5, 2021, we issued and sold 15,870,209 shares of our Series D convertible preferred stock for $27.4 million of aggregate cash proceeds, net of issuance costs. On February 17, 2021, we completed an initial public offering, or IPO, of our common stock in which we issued and sold 7,062,000 shares of our common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, for aggregate net proceeds of $124.8 million. Upon the closing of our IPO, all of our outstanding shares of convertible preferred stock automatically converted into 16,662,011 shares of common stock. Subsequent to the closing of our IPO, there were no shares of preferred stock outstanding. To date, we have financed our operations primarily with proceeds from sales of our convertible preferred stock (including borrowings under convertible promissory notes, which converted into convertible preferred stock in 2015), payments under our license and collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our IPO.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses, including net losses of $10.9 million for the three months ended March 31, 2021 and $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $173.6 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•

submit an investigational new drug application, or IND, or clinical trial application, or CTA, and initiate a planned Phase 1/2 clinical trial of our lead gene therapy product candidate, DB-OTO, for the treatment of profound hearing loss due to mutation of the OTOF gene;

•

continue our current research programs and our preclinical development of DB-OTO, AAV.103, AAV.104, AAV.201 and DB-ATO and any product candidates that may arise from our current or future research programs;

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

As of March 31, 2021, we had cash, cash equivalents and available-for-sale securities of $191.1 million. We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the direction from state and local governmental authorities, we have restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that most of our employees work remotely. In addition, screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. We have also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, we and the third-party manufacturers, contract research organizations, or CROs, and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

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

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. If Regeneron elects to extend the term of the research program, it will be obligated to pay us $10.0 million for each of up to two one-year extensions. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials.

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

In November 2020, we achieved our first milestone in connection with the initiation of manufacturing to support GLP toxicology studies of DB-OTO, and, in December 2020, we received a milestone payment of $4.4 million, less the $0.5 million creditable payment previously paid to us by Regeneron. For a more detailed description of the Regeneron Agreement and the amendment, see “Business – License and Collaboration Agreements – License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc.” in our Annual Report on Form 10-K as filed with the SEC on March 20, 2021.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view the $25.0 million upfront payment and any milestone payments as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our condensed consolidated statements of operations and comprehensive loss. As such, we are recognizing the upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the amendment, the expected reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, and the $4.4 million milestone payment received, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive loss based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. We recognized $1.9 million as contra-research and development expenses during the three months ended March 31, 2021 and $0.6 million as contra-research and development expenses during the three months ended March 31, 2020. As of March 31, 2021, we had $4.2 million of accounts receivable due from Regeneron, of which $3.0 million was unbilled. As of December 31, 2020, we had $1.2 million of unbilled accounts receivable due from Regeneron, all of which was unbilled. As of March 31, 2021, we had deferred collaboration liabilities of $16.2 million on our condensed consolidated balance sheet, which consisted of $9.7 million classified as current deferred collaboration liabilities and $6.5 million classified as long-term collaboration liabilities. See Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Additionally, consideration we receive under our license and collaboration agreement with Regeneron is being recognized as a reduction to research and development expense (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive income (loss) based on our progress towards completion of our research activities under the research plan for the collaboration. The following table reflects our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Three Months Ended March 31,
	2021	2020
DB-020	$295	$1,079
Personnel-related (including stock-based compensation)	2,103	3,918
Other indirect research and development expenses	3,622	2,439
Total research and development expenses	$6,020	$7,436

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

Restructuring

In January and May 2020, we had a reduction in force that included 45 full-time employees, which represented approximately 52% of our full-time employee workforce. The reduction in force was primarily comprised of positions related to research and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on gene therapy programs for hearing and balance disorders and to eliminate our research efforts on other discovery programs for hearing loss. As a result of the reduction, we incurred expenses of approximately $2.9 million during the first quarter of 2020 and $0.6 million during the second quarter of 2020, comprised of termination benefits including severance, benefits and other payroll-related charges. During the first quarter of 2020, we established retention agreements with certain key employees, including one of our executive officers. Under the terms of these agreements, we agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were paid upon execution of the retention agreements. The second payments of $0.4 million in the aggregate became due to the key employees upon the closing of the Series D financing in November 2020. The third payments of $0.5 million in the aggregate have been paid as of March 31, 2021, including payments to certain employees who are required to remain employed through January 1, 2022 in order to retain the first and third payments. These prepayments are being amortized over the remaining employee service terms under the retention agreements.

Restructuring expenses are classified as research and development expenses or general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss in the manner in which the respective employee’s salary and related costs were classified.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following tables summarizes our results of operations for each period presented (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$6,020	$7,436	$(1,416)
General and administrative	4,883	4,178	705
Total operating expenses	10,903	11,614	(711)
Loss from operations	(10,903)	(11,614)	711
Other income:
Interest income	33	79	(46)
Total other income, net	33	79	(46)
Net loss	$(10,870)	$(11,535)	$665

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
DB-020	$295	$1,079	$(784)
Personnel-related (including stock-based compensation)	2,103	3,918	(1,815)
Other indirect research and development expenses	3,622	2,439	1,183
Total research and development expenses	$6,020	$7,436	$(1,416)

Research and development expenses for the three months ended March 31, 2021 were $6.0 million, compared to $7.4 million for the three months ended March 31, 2020. The decrease of $1.4 million was primarily attributable to the following:

•

$0.8 million decrease in expenses incurred to advance our DB-020 program, driven primarily by a decrease in clinical activity primarily driven by reduced enrollment in our clinical program as a result of delays due to the COVID-19 pandemic;

•	$1.8 million decrease in personnel-related costs due to reduced headcount, driven primarily by the reduction in force conducted in January 2020 and May 2020; and
•

$1.2 million net increase in other indirect research and development expenses, driven primarily by an increase in manufacturing costs related to toxicology studies. Included as reductions to other indirect research and development expenses are $1.9 million and $0.6 million of contra-research and development expenses for the three months ended March 31, 2021 and 2020, respectively, recognized pursuant to our collaboration agreement with Regeneron.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2021 were $4.9 million, compared to $4.2 million for the three months ended March 31, 2020. The increase of $0.7 million was primarily attributable to the following:

•	$1.0 million increase in professional fees, driven primarily by expenses related to consulting, accounting advisory and audit services incurred as a result of becoming a public company;
•	$0.4 million increase in other general expenses, driven primarily by our director’s and officer’s insurance policy effective upon our initial public offering; and
•	$0.7 million decrease in personnel-related costs due to reduced headcount, driven primarily by the reduction in force conducted in January 2020 and May 2020.

Interest Income

The decrease in interest income was primarily due to a reduction in interest rates, partially offset by the increase in our holdings following receipt of the proceeds from the issuance and sale of our Series D convertible preferred stock and from our IPO.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through March 31, 2021, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $29.7 million from our collaboration agreement with Regeneron and $124.8 million from the issuance and sale of our common stock in our IPO.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(16,306)	$(11,906)
Investing activities	(112,443)	11,694
Financing activities	153,148	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,399	$(212)

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

During the three months ended March 31, 2021, net cash used in operating activities of $16.3 million was primarily due to our net loss of $10.9 million and changes in operating assets and liabilities of $6.6 million, partially offset by net non-cash expenses of $1.2 million.

During the three months ended March 31, 2020, net cash used in operating activities of $11.9 million was primarily due to our net loss of $11.5 million and changes in operating assets and liabilities of $1.1 million, partially offset by net non-cash expenses of $0.7 million.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities of $112.4 million was primarily due to purchases of available-for-sale securities of $116.2 million and purchases of property and equipment of $0.1 million, partially offset by maturities of available-for-sale securities of $3.8 million.

During the three months ended March 31, 2020, net cash provided by investing activities of $11.7 million was primarily due to maturities of available-for-sale securities of $11.8 million, partially offset by purchases of property and equipment of $0.1 million.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities of $153.1 million consisted primarily of proceeds from the issuance and sale of common stock, net of cash paid for offering costs, in connection with our IPO of $125.8 million and proceeds from the issuance and sale of our Series D convertible preferred stock of $27.4 million, net of cash paid for offering costs.

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

As of March 31, 2021, our cash, cash equivalents and available-for-sale securities of $191.1 million. We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•	the progress, costs and results of our ongoing preclinical development, our planned Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
•	the progress, costs and results of clinical development of DB-020, including our ongoing Phase 1b clinical trial;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and programs, including AAV.103, AAV.104, AAV.201 and DB-ATO;
•	the number of, and development requirements for, other product candidates that we may identify and develop;
•	the scope, costs, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the success of our collaboration with Regeneron;
•	the payment or receipt of milestones and of other collaboration-based revenues, if any;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
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

Critical Accounting Policies and Significant Judgement and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods.  Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in our 2020 Annual Report on Form 10-K, we believe that our most critical accounting policies are those relating to Collaboration Agreements, Research and Development Expenses and Related Accruals and Stock-Based Compensation, which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgement and Estimates” in our 2020 Annual Report on Form 10-K.

There have been no material changes to our critical accounting policies from those described in our 2020 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 29, 2021, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

Item 4. Controls and Procedures.

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

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our business is subject to a number of risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the condensed consolidated financial statements and the related notes thereto in evaluating our company. The risks described below are not the only risks facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, results of operations and financial condition to suffer materially.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $10.9 million for the three months ended March 31, 2021 and $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $173.6 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our initial public offering, or IPO. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

•

submit an investigational new drug application, or IND, or clinical trial application, or CTA, and initiate a planned Phase 1/2 clinical trial of our lead gene therapy product candidate, DB-OTO, for the treatment of profound hearing loss due to mutation of the otoferlin, or OTOF, gene;

•

continue our current research programs and our preclinical development of DB-OTO, AAV.103, AAV.104, AAV.201 and DB-ATO and any product candidates that may arise from our current or future research programs;

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

Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we continue to conduct additional preclinical studies and prepare for and initiate our planned Phase 1/2 clinical trial of DB-OTO, continue research and development, initiate preclinical testing and clinical trials of AAV.103, AAV.104, AAV.201, DB-ATO and any product candidates that may arise from our current or future research programs, continue our clinical development of DB-020, including our ongoing Phase 1b clinical trial, and advance our platform. Identifying potential product candidates, conducting preclinical testing and clinical trials and potentially submitting approvals of our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing preclinical development, our planned Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
•	the progress, costs and results of clinical development of DB-020, including our ongoing Phase 1b clinical trial;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and programs, including AAV.103, AAV.104, AAV.201 and DB-ATO;
•	the number of, and development requirements for, other product candidates that we may identify and develop;
•	the scope, costs, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the success of our collaboration with Regeneron;
•	the payment or receipt of milestones and of other collaboration-based revenues, if any;
•	our ability to establish and maintain additional strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
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

We are very early in our development efforts. We have advanced only one product candidate, DB-020, into clinical trials, and it is still in early clinical trials. In addition, we have identified only one gene therapy product candidate, DB-OTO, which is in preclinical development. We expect to submit an IND to the FDA or a CTA within the European Union with respect to DB-OTO in 2022. Additionally, we have a portfolio of programs that are in earlier stages of preclinical development and may never identify another gene therapy product candidate or advance a gene therapy product candidate to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not sought regulatory approval for DB-OTO or any other product candidate and do not expect to be in a position to do so for the foreseeable future. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of any product candidates. Our preclinical studies, particularly in our regeneration programs, are in the early stage, and we may not identify development candidates for IND-enabling studies or product candidates for clinical development when anticipated or at all. As a result, we cannot be sure that we will be able to submit INDs or corresponding regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or these regulatory filings will result in regulatory authorities allowing clinical trials to begin.

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

•	the potential direct or indirect impact of the COVID-19 pandemic;
•	design of the trial;
•	inclusion and exclusion criteria;
•	perceived risks and benefits of the product candidate;
•	availability of competing therapies and clinical trials;
•	severity of the disorder under investigation;
•	availability of genetic testing for potential participants;
•	proximity and availability of clinical trial sites for potential participants;
•	ability to obtain and maintain informed consent;
•	risk that enrolled participants will drop out before completion of the trial;
•	the commitment of our clinical investigators to identify potential participants;
•	patient referral practices of physicians;
•	ability to monitor participants adequately during and after product candidate administration; and
•	ability to recruit and retain trial participants due to other unforeseen circumstances.

For example, due to the continued impact of the COVID-19 pandemic on the pace of patient screening and enrollment and the closure of trial sites in the United States that we had expected to re-open, we have experienced a delay in when we expect to report results from an interim analysis of our ongoing Phase 1b clinical trial of DB-020.

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

If, in the future, we are unable to demonstrate that trial side effects were not caused by our product candidates or the related procedures, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could cause our reputation to suffer and affect patient recruitment or the ability of enrolled participants to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

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

•

Frequency Therapeutics, Inc., which is developing in collaboration with Astellas Pharma Inc. FX-322, a small molecule intended to treat sensorineural hearing loss through regeneration of cochlear hair cells through activation of inner ear progenitor cells, which is currently in a Phase 2a clinical trial;

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

We are aware of product candidates in development to protect against chemotherapy-induced ototoxicity, including PEDMARK, a formulation of STS delivered via systemic injection, being developed by Fennec Pharmaceuticals, Inc., or Fennec, for the prevention of platinum-induced ototoxicity in pediatric cancer patients with localized, non-metastatic, solid tumors. In August 2020, Fennec received a complete response letter from the FDA for its or NDA for PEDMARK. We are also aware of D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy-related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved application is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. For gene therapies that use AAV vectors as a delivery system, the FDA typically advises that individuals receiving AAV vectors undergo follow-up observations for potential adverse events for up to a five-year period. The holder of an approved application must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-

bribery provisions of the FCPA are enforced primarily by the Department of Justice. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

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

Screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. We have also experienced delays in site start-up and the withdrawal of some sites in the United States. We cannot provide assurance that some factors from the COVID-19 pandemic will not further delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

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

Our stock price has been, and is likely to continue to be, volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

As of April 30, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 60.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2021, we had 24,901,931 shares of common stock outstanding.  This includes the 7,662,000 shares sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the IPO. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

Moreover, beginning after August 10, 2021, holders of an aggregate of 16,709,180 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock that we may issue under our equity compensation plans.

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

We previously identified a material weakness in our internal control over financial reporting. The specific material weakness and our remediation efforts are described in Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K as filed with the SEC on March 29, 2021. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal controls. We believe the material weakness discussed above has been fully remediated. If we have inadequately remediated this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K as filed with the SEC on March 29, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2021, we closed our initial public offering, or IPO, in which we issued and sold 7,062,000 shares of our common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for aggregate gross proceeds of $137.9 million. Upon the closing of the IPO, all shares of Convertible Preferred Stock then outstanding converted into 16,662,011 shares of common stock. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-252347), which was declared effective by the SEC on February 11, 2021.

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, was approximately $124.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $13.1 million. As of March 31, 2021, we have used approximately $9.0 million of the net proceeds from the IPO. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIBEL THERAPEUTICS, INC.

Date: May 13, 2021	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Elisabeth Leiderman
Elisabeth Leiderman, M.D.
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)