Form 10-Q
period 2021-06-30
Decibel Therapeutics, Inc.
filed 2021-08-10
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 24,898,334 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$37,690	$27,742
Available-for-sale securities	118,077	26,568
Accounts receivable from related party	1,719	1,237
Prepaid expenses and other current assets	3,815	2,281
Total current assets	161,301	57,828
Available-for-sale securities, long-term	28,833	—
Property and equipment, net	5,633	6,337
Other assets	1,128	3,120
Total assets	$196,895	$67,285
Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,141	$2,131
Accrued expenses and other current liabilities	5,573	5,665
Deferred collaboration liability, current	8,271	10,968
Deferred rent and lease incentive obligation, current	652	610
Total current liabilities	16,637	19,374
Long-term liabilities:
Deferred collaboration liability, long term	5,926	4,177
Deferred rent and lease incentive obligation, long term	4,571	4,901
Other long-term liabilities	350	523
Total liabilities	27,484	28,975
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at June 30, 2021; 57,758,734 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $40,284 at December 31, 2020	—	16,176
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at June 30, 2021; 12,500,000 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $16,334 at December 31, 2020	—	5,700
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at June 30, 2021; 37,528,581 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $45,457 at December 31, 2020	—	16,759
Series D convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at June 30, 2021; 47,610,763 shares authorized, 31,740,554 shares issued and outstanding at December 31, 2020; aggregate liquidation preference of $55,509 at December 31, 2020	—	54,456
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,901,931 shares issued and 24,868,817 outstanding at June 30, 2021; 115,000,000 shares authorized, 573,793 shares issued and 521,052 shares outstanding at December 31, 2020	25	1
Additional paid-in capital	354,591	107,908
Accumulated other comprehensive gain (loss)	5	(1)
Accumulated deficit	(185,210)	(162,689)
Total stockholders’ equity (deficit)	169,411	(54,781)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$196,895	$67,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED conSOLIDATED Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,827	$5,299	$12,847	$12,735
General and administrative	4,899	2,555	9,782	6,733
Total operating expenses	11,726	7,854	22,629	19,468
Loss from operations	(11,726)	(7,854)	(22,629)	(19,468)
Other income:
Interest income	75	22	108	101
Other income, net	—	25	—	25
Total other income, net	75	47	108	126
Net loss	$(11,651)	$(7,807)	$(22,521)	$(19,342)
Cumulative dividends on convertible preferred stock	—	(2,749)	(2,309)	(5,498)
Net loss attributable to common stockholders	$(11,651)	$(10,556)	$(24,830)	$(24,840)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(22.49)	$(1.34)	$(54.12)
Weighted average shares of common stock outstanding, basic and diluted	24,865,112	469,348	18,520,536	458,982
Comprehensive loss:
Net loss	$(11,651)	$(7,807)	$(22,521)	$(19,342)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	26	(1)	6	(10)
Total other comprehensive gain (loss)	26	(1)	6	(10)
Comprehensive loss	$(11,625)	$(7,808)	$(22,515)	$(19,352)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED Statements of CONVERTIBLE PREFERRED STOCK AND Stockholders’ (Deficit) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	434,942	$—	1,546	$10	$(123,352)	$(121,796)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	21,872	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	225	—	—	225
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,535)	(11,535)
Balance at March 31, 2020	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	456,814	$—	$1,782	$1	$(134,887)	$(133,104)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	20,324	—	16	—		16
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	179	—		179
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(1)		(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,807)	(7,807)
Balance at June 30, 2020	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	477,138	$-	$1,977	$-	$(142,694)	$(140,717)

Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	3,773	—	17	—	—	17
Vesting of restricted common stock	—	—	—	—	—	—	—	—	10,202	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	646	—	—	646
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	15,870,209	27,400	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(57,758,734)	(16,176)	(12,500,000)	(5,700)	(37,528,581)	(16,759)	(47,610,763)	(81,856)	16,662,011	17	120,474	—	—	120,491
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs of $13,137	—	—	—	—	—	—	—	—	7,662,000	7	124,772	—	—	124,779
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,870)	(10,870)
Balance at March 31, 2021	—	$-	—	$-	—	$-	—	$—	24,859,038	$25	$353,821	$(21)	$(173,559)	$180,266
Issuance of common stock upon exercise of stock options									354	—	1	—	—	1
Vesting of restricted common stock	—	—	—	—	—	—	—	—	9,425	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	764	—	—	764
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,651)	(11,651)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	24,868,817	$25	$354,591	$5	$(185,210)	$169,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

CONDENSED CONSOLIDATED Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(22,521)	$(19,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,410	404
Depreciation	764	903
Amortization (accretion) of available-for-sale securities	357	(46)
Changes in operating assets and liabilities:
Accounts receivable from related party	(482)	—
Prepaid expenses and other current assets	(1,534)	251
Accounts payable	10	75
Accrued expenses and other current liabilities	1,356	(159)
Deferred rent and lease incentive	(288)	(241)
Deferred collaboration liability	(948)	(1,860)
Other long-term liabilities	(79)	185
Net cash used in operating activities	(21,955)	(19,830)
Investing activities
Purchases of available-for-sale securities	(147,223)	—
Proceeds from maturities of available-for-sale securities	26,530	13,750
Proceeds from sale of property and equipment	42	—
Purchases of property and equipment	(102)	(151)
Net cash (used in) provided by investing activities	(120,753)	13,599
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	27,400	—
Proceeds from issuance of common stock upon completion of initial public offering net of commissions and underwriting discounts	128,240	—
Payment of initial public offering costs	(3,255)	—
Proceeds from the exercise of stock options	18	—
Principal payments on equipment financing	(94)	—
Repurchases of early exercised restricted stock	(1)	—
Net cash provided by financing activities	152,308	—
Net increase (decrease) in cash, cash equivalents and restricted cash	9,600	(6,231)
Cash, cash equivalents and restricted cash at beginning of period	29,218	20,039
Cash, cash equivalents and restricted cash at end of period	$38,818	$13,808
Supplemental disclosure of non-cash activities:
Vesting of early exercised restricted stock	$(9)	$(27)

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

As of June 30, 2021, the Company had cash, cash equivalents and available-for-sale securities of $184.6 million. The Company has determined that its existing capital resources will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to experience negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, preclinical and clinical development and platform. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business. The extent of the impact of COVID-19 on the Company’s business will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on the Company’s preclinical studies, current and planned clinical trials, employees and vendors, which is uncertain and cannot be predicted. The pandemic has the potential to adversely affect the Company’s business, financial condition, results of operations and prospects.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity for the six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The financial data and other information contained in the notes thereto as of and for the three and six months ended June 30, 2021 and 2020 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto.

The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of common stock awards prior to the IPO, the estimated cost to perform research which is an input into the measurement of research and development expenses recognized under the Company’s collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), as described below, and the accrual of research and development expenses. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

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

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$37,690	$12,369
Restricted cash	1,128	1,439
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$38,818	$13,808

Restricted cash decreased by $0.3 million during the six months ended June 30, 2021 due to a reduction in deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements.

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of June 30, 2021 and December 31, 2020.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the related financings are consummated. After consummation of the equity financing, such costs are reclassified as a reduction to additional paid-in capital generated as a result of the related financing. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Deferred offering costs are presented as a component of other assets on the condensed consolidated balance sheets. The Company had no deferred offering costs as of June 30, 2021. As of December 31, 2020, the Company capitalized $1.6 million of deferred offering costs related to the IPO.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$35,231	$35,231	$—	$—
Total cash equivalents	$35,231	$35,231	$—	$—
Available-for-sale securities:
Commercial paper	$66,280	$—	$66,280	$—
Corporate debt securities	39,579	—	39,579	—
US Treasury securities	7,006	—	7,006	—
Agency bonds	5,212	—	5,212	—
Total available-for-sale securities	$118,077	$—	$118,077	$—
Available-for-sale securities, long-term:
US Treasury securities	$18,881	$—	$18,881	$—
Agency bonds	9,952		9,952
Total available-for-sale securities, long-term	$28,833	$—	$28,833	$—

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$7,962	$7,962	$—	$—
Corporate debt securities	4,001	—	4,001	—
Commercial paper	12,499	—	12,499	—
Total cash equivalents	$24,462	$7,962	$16,500	$—
Available-for-sale securities:
Commercial paper	$19,481	$—	$19,481	$—
Corporate debt securities	1,286	—	1,286	—
US Treasury securities	3,027	—	3,027	—
Certificates of deposit	2,774	—	2,774	—
Total available-for-sale securities	$26,568	$—	$26,568	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. During the three and six months ended June 30, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Commercial paper	$66,270	$10	$—	$66,280
Corporate debt securities	39,578	3	(2)	39,579
US Treasury securities	7,005	1	—	7,006
Agency bonds	5,211	1	—	5,212
Total available-for-sale securities	$118,064	$15	$(2)	$118,077
Available-for-sale securities, long-term:
US Treasury securities	$18,891	$—	$(10)	$18,881
Agency bonds	9,950	2	—	9,952
Total available-for-sale securities, long-term	$28,841	$2	$(10)	$28,833

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
Commercial paper	$19,481	$1	$(1)	$19,481
Corporate debt securities	1,286	—	—	1,286
US Treasury securities	3,027	—	—	3,027
Certificates of deposit	2,775	—	(1)	2,774
Total available-for-sale securities	$26,569	$1	$(2)	$26,568

The Company had 13 investments in available-for-sale securities in an unrealized loss position as of June 30, 2021 with a fair value of $38.6 million. The Company had eight investments in available-for-sale securities in an unrealized loss position as of December 31, 2020 with a fair value of $17.1 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of June 30, 2021 and December 31, 2020, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of June 30, 2021, the Company did not hold any investments that matured beyond five years. During the three and six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

5. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Accrued research and development expense	$2,463	$680
Accrued payroll and related expenses	1,578	2,381
Accrued professional fees	455	1,854
Equipment financing, current	201	193
Accrued other and other current liabilities	876	557
	$5,573	$5,665

6. Commitments and Contingencies

License Agreements

The Company is a party to a number of license agreements related to certain patent rights used in developing its product candidates. Under such license agreements, the Company paid nominal upfront fees and is obligated to pay certain nominal annual license maintenance fees. The Company is also obligated to make certain payments based on specified clinical and regulatory milestones and royalty payments based on sales volume and milestones. The Company may terminate these agreements by providing prior written notice to the respective counterparty. All payments made have been expensed as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 do not include liabilities with respect to these license agreements as the Company has not yet generated revenue and the achievement of the milestones is not probable.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.

Research & Development Tax Incentive

The Company benefits from research and development tax incentive programs in certain jurisdictions that provide a cash refund to companies conducting eligible research and development activities. The Company recorded aggregate cash refunds of $1.8 million related to research and development activities as of June 30, 2021, of which $1.2 million has been received. Although management has determined it has a reasonable basis to claim its research and development activities are eligible core or supporting activities under the research and development tax incentive requirements, should the Company be subject to a tax audit resulting in an unfavorable outcome, it is reasonably possible it may have to repay some or all of these incentives.

7. Restructuring

In January and May 2020, the Company conducted a reduction in force that resulted in the termination of 45 full-time employees. Accordingly, during the three months and six months ended June 30, 2020, the Company recorded restructuring charges of $0.6 million and $3.5 million, respectively, which were comprised of termination benefits including severance, benefits and other payroll-related charges.

 The following table summarizes the restructuring activity during the three and six months ended June 30, 2020 and 2021 (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2019	$—
Restructuring costs incurred	2,919
Termination benefits paid	(1,496)
Balance at March 31, 2020	$1,423
Restructuring costs incurred	554
Termination benefits paid	(920)
Balance at June 30, 2020	$1,057

Balance at December 31, 2020	$8
Restructuring costs incurred	—
Termination benefits paid	(8)
Balance at March 31, 2021	$—
Restructuring costs incurred	—
Termination benefits paid	—
Balance at June 30, 2021	$—

The following table summarizes the classification of restructuring expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$—	$504	$—	$2,723
General and administrative	—	50	—	750
Total restructuring expense	$—	$554	$—	$3,473

During the first quarter of 2020, the Company entered into retention agreements with certain key employees. Under the terms of these agreements, the Company agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were paid upon execution of the retention agreements. The second payments of $0.4 million in the aggregate were paid to the key employees upon the closing of the Series D financing in November 2020. The third payments of $0.5 million in the aggregate were paid to employees in January 2021, including payments to certain employees who are required to remain employed through January 1, 2022 in order to retain the first and third payments. These prepayments are being amortized over the remaining employee service terms under the retention agreements.

During the second quarter of 2020, the Company established additional employee bonuses in the aggregate amount of $0.4 million for the majority of employees who were not party to a retention agreement. The bonuses became due upon the closing of the Series D financing in November 2020. All amounts owed related to the additional employee bonuses were paid prior to December 31, 2020.

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

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	June 30, 2021	December 31, 2020
Series A convertible preferred stock	—	3,719,410
Series B convertible preferred stock	—	989,299
Series C convertible preferred stock	—	2,970,149
Series D convertible preferred stock	—	5,988,773
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,680,543	2,686,120
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	252,850	—
Shares reserved for future awards under the 2015 Stock Incentive Plan	—	790,596
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,391,849	—
Shares reserved for future awards under the 2021 Employee Stock Purchase Plan	566,037	—
Total common stock reserved	4,891,279	17,144,347

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
$21,129

During the six months ended June 30, 2021, $2.3 million of dividends accrued prior to completion of the IPO. Subsequent to the completion of the IPO, no shares of convertible preferred stock were issued or outstanding and therefore no dividends accrued.

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

2021 Stock Incentive Plan

In connection with the IPO, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan has 1,639,652 shares initially reserved for future issuance, subject to annual increases, and provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2021, 252,850 shares were subject to outstanding awards granted under the 2021 Plan and 1,391,849 shares remained available for issuance.

2021 Employee Stock Purchase Plan

In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP has reserved for future issuance 566,037 shares of our common stock, subject to annual increases, and will enable eligible employees to purchase shares of common stock at a specified discount. As of June 30, 2021, no shares have been issued under the 2021 ESPP and as such, 566,037 shares remained available for issuance.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	52,741	$19.10
Vested	(19,627)	15.50
Repurchased	(777)	0.53
Canceled/Forfeited	(2,820)	18.34
Unvested as of June 30, 2021	29,517	$22.04

The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2021 was $0.2 million. The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2020 was $0.9 million. As of June 30, 2021, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	2,686,120	$4.53	9.9	$3,781
Granted	252,850	12.47
Exercised	(4,127)	4.40
Cancelled/forfeited	(1,450)	5.83
Outstanding as of June 30, 2021	2,933,393	$5.21	9.5	$11,170
Exercisable as of June 30, 2021	870,664	$4.71	9.4	$3,589
Vested and expected to vest as of June 30, 2021	2,933,393	$5.21	9.5	$11,170

As of June 30, 2021, total unrecognized compensation cost related to unvested stock options was approximately $8.0 million, which is expected to be recognized over a weighted-average period of 3.3 years. The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2021 was $9.83.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$312	$107	$583	$235
General and administrative	452	72	827	169
Total stock-based compensation expense	$764	$179	$1,410	$404

11. Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series A Preferred Stock	—	1,089,785	—	1,089,785
Series B Preferred Stock	—	235,849	—	235,849
Series C Preferred Stock	—	519,396	—	519,396
Outstanding stock options	2,933,393	22,515	2,933,393	22,515
Unvested restricted stock	29,517	84,586	29,517	84,586
	2,962,910	1,952,131	2,962,910	1,952,131

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

In October 2020, the parties amended the Regeneron Agreement (the “Amended Agreement”) pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. The primary responsibilities of each party remain consistent with those under the Regeneron Agreement. In connection with the amendment, the Company issued 10,000,000 shares of Series C Preferred Stock to Regeneron in consideration for its entry into the amendment. Pursuant to the Amended Agreement, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization (the “CDMO Initiation Fee”). The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to investigational new drug (“IND”) enabling studies for DB-OTO as such costs are incurred.

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

The Company recognized $3.8 million and $1.3 million as contra-research and development expenses for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $5.7 million and $1.9 million as contra-research and development expenses for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, there was deferred collaboration liability classified in current liabilities of $8.3 million and $11.0 million, respectively, and classified in long term liabilities of $5.9 million and $4.2 million, respectively. As of June 30, 2021, and December 31, 2020, the Company had $1.7 million and $1.2 million of unbilled accounts receivable due from Regeneron, respectively. Unbilled and billed accounts receivable are classified in accounts receivable from related party on the condensed consolidated balance sheets and relate to reimbursements of third-party costs incurred related to the Company’s IND-enabling study for DB-OTO.

13. Related Party Transactions

As of June 30, 2021, Regeneron held 2,097,314 shares of common stock. As of December 31, 2020, Regeneron held 12,500,000 shares of Series B Preferred Stock and 14,000,000 shares of Series C Preferred Stock. During the three months ended June 30, 2021 and 2020, the Company recognized $3.8 million and $1.3 million as contra-research and development expense, respectively, in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the Company’s collaboration with Regeneron. During the six months ended June 30, 2021 and 2020, the Company recognized $5.7 million and $1.9 million as contra-research and development expense, respectively, in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the collaboration. As of June 30, 2021, the Company had $1.7 million of unbilled accounts receivable due from Regeneron. As of December 31, 2020, the Company had $1.2 million of unbilled accounts receivable due from Regeneron. During the three and six months ended June 30, 2021, the Company collected $4.2 million of reimbursements for third-party costs related to IND-enabling studies for DB-OTO from Regeneron. As of June 30, 2021 and December 31, 2020, the Company did not have any amounts due to Regeneron.

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

We are also using our platform to design and develop a pipeline of gene therapies for hair cell regeneration within the inner ear. We are engineering gene therapies to convert supporting cells, the cells adjacent to hair cells, into both cochlear and vestibular hair cells in order to restore hearing and balance function. These gene therapies are designed to express the developmental or reprogramming factors that regulate cell fate and use our proprietary, cell-selective promoters to control expression spatially and temporally. Our DB-ATO and AAV.201 programs aim to restore balance by promoting regeneration of hair cells in the vestibular system, the sensory system responsible for balance. They are being developed for the treatment of BVP, a debilitating, acquired condition that significantly impairs balance, mobility and stability of vision. DB-ATO is an AAV-based gene therapy that utilizes a proprietary supporting cell-selective promoter to express ATOH1, a transcription factor required for hair cell formation during ear development. In preclinical studies, selective expression of ATOH1 in vestibular supporting cells following treatment with DB-ATO led to conversion of supporting cells into vestibular hair cell-like cells but did not result in significant functional recovery in the in vivo behavioral assays employed in in our preclinical studies. We are continuing to evaluate whether ATOH1 expression alone might be sufficient to restore lost vestibular function. In parallel, we are developing AAV.201, which combines ATOH1 with another reprogramming factor to promote further differentiation of the regenerated cells. We intend to announce the program target for AAV.201 in 2022. In addition, we are advancing our cochlear hair cell regeneration program to treat acquired hearing loss by regenerating cochlear outer hair cells. We plan to announce the targets for our cochlear hair cell regeneration program in 2022.

In addition to our gene therapy product candidate and programs, we are developing a clinical-stage product candidate, DB-020, for the prevention of cisplatin-induced hearing loss. DB-020 is a novel formulation of sodium thiosulfate, or STS, that we have optimized for local delivery to the ear. STS inactivates cisplatin, a widely used chemotherapy that often leads to hearing loss and related complications in patients being treated for cancer. We are developing DB-020 to prevent cisplatin-induced hearing loss without impacting the beneficial, anti-tumor effect of cisplatin. In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 in healthy volunteers, in which DB-020 was well tolerated. Following the Phase 1 clinical trial, we initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial in 2020 to evaluate the safety and efficacy of DB-020 for the prevention of cisplatin-induced hearing loss. The report of an interim analysis of our Phase 1b clinical trial of DB-020 was previously delayed due to the impact of the COVID-19 pandemic on the pace of patient screening and enrollment, including delays in site start-up and withdrawal of some sites in the United States. We expect to report results from an interim analysis of the ongoing Phase 1b clinical trial of DB-020 in the first half of 2022. All remaining sites in the United States and Australia are now open. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

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

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $22.5 million for the six months ended June 30, 2021, and $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $185.2 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2021, we had cash, cash equivalents and available-for-sale securities of $184.6 million. We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. The extent of the impact of COVID-19 on our business will depend on the length and severity of this pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on our preclinical studies, current and planned clinical trials, employees and vendors, which is uncertain and cannot be predicted. The pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view the $25.0 million upfront payment and any milestone payments as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our condensed consolidated statements of operations and comprehensive loss. As such, we are recognizing the upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the amendment, the expected reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, and the $4.4 million milestone payment received, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive loss based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. We recognized $3.8 million and $1.3 million as contra-research and development expenses during the three months ended June 30, 2021 and 2020, respectively. We recognized $5.7 million and $1.9 million as contra-research and development expenses during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had $1.7 million and $1.2 million of accounts receivable due from Regeneron, respectively. As of June 30, 2021, we had deferred collaboration liabilities of $14.2 million on our condensed consolidated balance sheet, which consisted of $8.3 million classified as current deferred collaboration liabilities and $5.9 million classified as long-term collaboration liabilities. See Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
DB-020	$1,040	$1,383	$1,335	$2,462
Personnel-related (including stock-based compensation)	2,443	2,494	4,546	6,412
Other indirect research and development expenses	3,344	1,422	6,966	3,861
Total research and development expenses	$6,827	$5,299	$12,847	$12,735

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates or programs. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to successfully complete clinical trials with safety, potency and purity profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
•	our ability to hire and retain key research and development personnel;
•	our successful enrollment in and completion of clinical trials;
•	the costs associated with the development of any additional product candidates we develop or acquire through collaborations;
•	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
•	our receipt of marketing approvals from applicable regulatory authorities;
•	our ability to commercialize products, if and when approved, whether alone or in collaboration with others;
•	the continued acceptable safety profiles of the product candidates following approval; and
•	the effects of COVID-19 pandemic on our research and development employees, contractors and those who may participate in our studies.

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

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We have also not recognized any reserves related to uncertain tax positions. We have U.S. federal and state, as well as foreign net operating loss carryforwards and research and development tax credit carryforwards to offset future taxable income.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Restructuring

In January and May 2020, we had a reduction in force that included 45 full-time employees, which represented approximately 52% of our full-time employee workforce. The reduction in force was primarily comprised of positions related to research and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on gene therapy programs for hearing and balance disorders and to eliminate our research efforts on other discovery programs for hearing loss. As a result of the reduction, we incurred expenses of approximately $2.9 million during the first quarter of 2020 and $0.6 million during the second quarter of 2020, comprised of termination benefits including severance, benefits and other payroll-related charges. During the first quarter of 2020, we established retention agreements with certain key employees, including one of our executive officers. Under the terms of these agreements, we agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were paid upon execution of the retention agreements. The second payments of $0.4 million in the aggregate became due to the key employees upon the closing of the Series D financing in November 2020. The third payments of $0.5 million in the aggregate were paid in January 2021, including payments to certain employees who are required to remain employed through January 1, 2022 in order to retain the first and third payments. These prepayments are being amortized over the remaining employee service terms under the retention agreements.

During the second quarter of 2020, we established additional employee bonuses in the aggregate amount of $0.4 million for the majority of employees who were not party to a retention agreement.

Restructuring expenses are classified as research and development expenses or general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss in the manner in which the respective employee’s salary and related costs were classified.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following tables summarizes our results of operations for each period presented (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$6,827	$5,299	$1,528
General and administrative	4,899	2,555	2,344
Total operating expenses	11,726	7,854	3,872
Loss from operations	(11,726)	(7,854)	(3,872)
Other income:
Interest income	75	22	53
Other income, net	—	25	(25)
Total other income, net	75	47	28
Net loss	$(11,651)	$(7,807)	$(3,844)

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
DB-020	$1,040	$1,383	$(343)
Personnel-related (including stock-based compensation)	2,443	2,494	(51)
Other indirect research and development expenses	3,344	1,422	1,922
Total research and development expenses	$6,827	$5,299	$1,528

Research and development expenses for the three months ended June 30, 2021 were $6.8 million, compared to $5.3 million for the three months ended June 30, 2020. The increase of $1.5 million was primarily attributable to the following:

•

$1.9 million net increase in other indirect research and development expenses in the three months ended June 30, 2021, driven primarily by an increase in manufacturing costs related to toxicology studies. Included as reductions to other indirect research and development expenses were $3.8 million and $1.3 million of contra-research and development expenses for the three months ended June 30, 2021 and 2020, respectively, recognized pursuant to our collaboration agreement with Regeneron; and

•

$0.3 million decrease in expenses incurred in the three months ended June 30, 2021 to advance our DB-020 program, driven primarily by a decrease in clinical activity primarily driven by reduced enrollment in our clinical program as a result of delays due to the COVID-19 pandemic.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2021 were $4.9 million, compared to $2.6 million for the three months ended June 30, 2020. The increase of $2.3 million was primarily attributable to the following:

•

$1.0 million increase in professional fees in the three months ended June 30, 2021, driven primarily by expenses related to consulting, accounting advisory and audit services incurred as a result of becoming a public company;

•

$0.6 million increase in other general expenses in the three months ended June 30, 2021, driven primarily by our director’s and officer’s insurance policy effective upon our initial public offering; and

•	$0.7 million increase in personnel-related costs in the three months ended June 30, 2021 due to an increase in headcount and stock compensation expense.

Interest Income

The increase in interest income in the three months ended June 30, 2021 was primarily due to an increase in our holdings following receipt of the proceeds from the issuance and sale of our Series D convertible preferred stock and from our IPO.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following tables summarizes our results of operations for each period presented (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$12,847	$12,735	$112
General and administrative	9,782	6,733	3,049
Total operating expenses	22,629	19,468	3,161
Loss from operations	(22,629)	(19,468)	(3,161)
Other income:
Interest income	108	101	7
Other income	—	25	(25)
Total other income, net	108	126	(18)
Net loss	$(22,521)	$(19,342)	$(3,179)

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
DB-020	$1,335	$2,462	$(1,127)
Personnel-related (including stock-based compensation)	4,546	6,412	(1,866)
Other indirect research and development expenses	6,966	3,861	3,105
Total research and development expenses	$12,847	$12,735	$112

Research and development expenses for the six months ended June 30, 2021 were $12.8 million, compared to $12.7 million for the six months ended June 30, 2020. The increase of $0.1 million was primarily attributable to the following:

•

$1.1 million decrease in expenses incurred in the six months ended June 30, 2021 to advance our DB-020 program, driven primarily by a decrease in clinical activity primarily driven by reduced enrollment in our clinical program as a result of delays due to the COVID-19 pandemic;

•	$1.9 million decrease in personnel-related costs in the six months ended June 30, 2021, due to reduced headcount, driven primarily by the reduction in force conducted in January 2020 and May 2020; and
•

$3.1 million net increase in other indirect research and development expenses in the six months ended June 30, 2021, driven primarily by an increase in manufacturing costs related to toxicology studies. Included as reductions to other indirect research and development expenses were $5.7 million and $1.9 million of contra-research and development expenses for the six months ended June 30, 2021 and 2020, respectively, recognized pursuant to our collaboration agreement with Regeneron.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2021 were $9.8 million, compared to $6.7 million for the six months ended June 30, 2020. The increase of $3.1 million was primarily attributable to the following:

•

$2.0 million increase in professional fees in the six months ended June 30, 2021, driven primarily by expenses related to consulting, accounting advisory and audit services incurred as a result of becoming a public company; and

•	$1.1 million increase in other general expenses in the six months ended June 30, 2021, driven primarily by our director’s and officer’s insurance policy effective upon our initial public offering.

Interest Income

The increase in interest income in the six months ended June 30, 2021 was primarily due to an increase in our holdings following receipt of the proceeds from the issuance and sale of our Series D convertible preferred stock and from our IPO.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through June 30, 2021, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $33.9 million from our collaboration agreement with Regeneron and $124.8 million from the issuance and sale of our common stock in our IPO.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(21,955)	$(19,830)
Investing activities	(120,753)	13,599
Financing activities	152,308	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,600	$(6,231)

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

During the six months ended June 30, 2021, net cash used in operating activities of $22.0 million was primarily due to our net loss of $22.5 million and changes in operating assets and liabilities of $2.0 million, partially offset by net non-cash expenses of $2.5 million.

During the six months ended June 30, 2020, net cash used in operating activities of $19.8 million was primarily due to our net loss of $19.3 million and changes in operating assets and liabilities of $1.7 million, partially offset by net non-cash expenses of $1.3 million.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities of $120.8 million was primarily due to purchases of available-for-sale securities of $147.2 million and purchases of property and equipment of $0.1 million, partially offset by maturities of available-for-sale securities of $26.5 million.

During the six months ended June 30, 2020, net cash provided by investing activities of $13.6 million was primarily due to maturities of available-for-sale securities of $13.8 million, partially offset by purchases of property and equipment of $0.2 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities of $152.3 million consisted primarily of proceeds from the issuance and sale of common stock, net of cash paid for offering costs, in connection with our IPO of $125.0 million and proceeds from the issuance and sale of our Series D convertible preferred stock of $27.4 million, net of cash paid for offering costs.

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

As of June 30, 2021, our cash, cash equivalents and available-for-sale securities totaled $184.6 million. We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds, other than the reimbursements to which we are entitled under the Regeneron Agreement for up to $6.3 million of third-party costs related to the GLP toxicology studies of DB-OTO. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of holders of our common stock.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and 2020.

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

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $22.5 million for the six months ended June 30, 2021, and $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $185.2 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our initial public offering, or IPO. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than the reimbursements we are entitled to under the Regeneron Agreement for up to $6.3 million of third-party costs for preclinical studies of DB-OTO. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We are aware of product candidates in development to protect against chemotherapy-induced ototoxicity, including PEDMARK, a formulation of STS delivered via systemic injection, being developed by Fennec Pharmaceuticals, Inc., or Fennec, for the prevention of platinum-induced ototoxicity in pediatric cancer patients with localized, non-metastatic, solid tumors. In August 2020, Fennec received a complete response letter from the FDA for its NDA for PEDMARK. Fennec resubmitted its NDA in May 2021 and announced a prescription drug user fee act (PDUFA) target action date of November 27, 2021. We are also aware of D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy-related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy.

We are aware of another company developing product candidates for balance disorders, Sound Pharmaceuticals, which is pursuing treatments for Meniere’s Disease.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and it heard oral argument in the case on November 10, 2020. On June 17, 2021, the Supreme Court rejected this challenge to the PPACA after finding that plaintiffs do not have standing to challenge the constitutionality of the statute. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA.

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

In addition, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

Our executive officers and directors, and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of July 31, 2021, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 38.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2021, we had 24,898,334 shares of common stock outstanding.  All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

Moreover, holders of an aggregate of 16,709,180 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock that we may issue under our equity compensation plans.

These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, was approximately $124.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $13.1 million. As of June 30, 2021, we have used approximately $19.6 million of the net proceeds from the IPO. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Severance and Change in Control Benefits Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIBEL THERAPEUTICS, INC.

Date: August 10, 2021	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Elisabeth Leiderman
Elisabeth Leiderman, M.D.
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)