Form 10-Q
period 2021-09-30
Decibel Therapeutics, Inc.
filed 2021-11-10
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 24,923,363 shares of common stock, $0.001 par value per share, outstanding.

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

•
The COVID-19 pandemic has disrupted our ongoing Phase 1b clinical trial of DB-020 and has affected and may in the future affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to global supply chains and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital;

•
Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability;

•
We are very early in our development efforts. Our business is dependent on our ability to advance our lead gene therapy product candidate, DB-OTO, and our other current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them. If we are unable to complete preclinical and clinical development, obtain regulatory approval for or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$51,413	$27,742
Available-for-sale securities	92,477	26,568
Accounts receivable from related party	3,142	1,237
Prepaid expenses and other current assets	2,835	2,281
Total current assets	149,867	57,828
Available-for-sale securities, long-term	28,494	—
Property and equipment, net	5,798	6,337
Other assets	1,128	3,120
Total assets	$185,287	$67,285
Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,814	$2,131
Accrued expenses and other current liabilities	7,552	5,665
Deferred collaboration liability, current	6,459	10,968
Deferred rent and lease incentive obligation, current	674	610
Total current liabilities	16,499	19,374
Long-term liabilities:
Deferred collaboration liability, long term	8,459	4,177
Deferred rent and lease incentive obligation, long term	4,389	4,901
Other long-term liabilities	1,785	523
Total liabilities	31,132	28,975
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at September 30, 2021; 57,758,734 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $40,284 at December 31, 2020	—	16,176
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at September 30, 2021; 12,500,000 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $16,334 at December 31, 2020	—	5,700
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at September 30, 2021; 37,528,581 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $45,457 at December 31, 2020	—	16,759
Series D convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at September 30, 2021; 47,610,763 shares authorized, 31,740,554 shares issued and outstanding at December 31, 2020; aggregate liquidation preference of $55,509 at December 31, 2020	—	54,456
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,920,599 shares issued and 24,899,200 outstanding at September 30, 2021; 115,000,000 shares authorized, 573,793 shares issued and 521,052 shares outstanding at December 31, 2020	25	1
Additional paid-in capital	355,731	107,908
Accumulated other comprehensive income (loss)	8	(1)
Accumulated deficit	(201,609)	(162,689)
Total stockholders’ equity (deficit)	154,155	(54,781)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$185,287	$67,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED conSOLIDATED Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,020	$4,691	$21,867	$17,426
General and administrative	5,680	2,397	15,462	9,130
Total operating expenses	14,700	7,088	37,329	26,556
Loss from operations	(14,700)	(7,088)	(37,329)	(26,556)
Other income:
Interest income	33	2	141	103
Other income, net	—	(25)	—	—
Total other income, net	33	(23)	141	103
Net loss before provision for income taxes	(14,667)	(7,111)	(37,188)	(26,453)
Provision for income taxes	(1,732)	—	(1,732)	—
Net loss	$(16,399)	$(7,111)	$(38,920)	$(26,453)
Cumulative dividends on convertible preferred stock	—	(2,779)	(2,309)	(8,277)
Net loss attributable to common stockholders	$(16,399)	$(9,890)	$(41,229)	$(34,730)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(20.28)	$(2.00)	$(74.11)
Weighted average shares of common stock outstanding, basic and diluted	24,874,738	487,658	20,661,879	468,641
Comprehensive loss:
Net loss	$(16,399)	$(7,111)	$(38,920)	$(26,453)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	3	—	9	(10)
Total other comprehensive income (loss)	3	—	9	(10)
Comprehensive loss	$(16,396)	$(7,111)	$(38,911)	$(26,463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED Statements of CONVERTIBLE PREFERRED STOCK AND Stockholders’ (Deficit) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	434,942	$—	1,546	$10	$(123,352)	$(121,796)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	21,872	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	225	—	—	225
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,535)	(11,535)
Balance at March 31, 2020	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	456,814	$—	1,782	$1	$(134,887)	$(133,104)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	20,324	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	179	—	—	179
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,807)	(7,807)
Balance at June 30, 2020	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	477,138	$—	1,977	$—	$(142,694)	$(140,717)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	16,279	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	185	—	—	185
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,111)	(7,111)
Balance at September 30, 2020	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	493,417	$—	2,167	$—	$(149,805)	$(147,638)

Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	3,773	—	17	—	—	17
Vesting of restricted common stock	—	—	—	—	—	—	—	—	10,202	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	646	—	—	646
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	15,870,209	27,400	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(57,758,734)	(16,176)	(12,500,000)	(5,700)	(37,528,581)	(16,759)	(47,610,763)	(81,856)	16,662,011	17	120,474	—	—	120,491
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs of $13,137	—	—	—	—	—	—	—	—	7,662,000	7	124,772	—	—	124,779
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,870)	(10,870)
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	24,859,038	$25	$353,821	$(21)	$(173,559)	$180,266
Issuance of common stock upon exercise of stock options									354	—	1	—	—	1
Vesting of restricted common stock	—	—	—	—	—	—	—	—	9,425	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	764	—	—	764
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,651)	(11,651)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	24,868,817	$25	$354,591	$5	$(185,210)	$169,411
Issuance of common stock upon exercise of stock options									22,265	—	100	—	—	100
Vesting of restricted common stock	—	—	—	—	—	—	—	—	8,118	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,036	—	—	1,036
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,399)	(16,399)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	$24,899,200	$25	$355,731	$8	$(201,609)	$154,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

CONDENSED CONSOLIDATED Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(38,920)	$(26,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,446	589
Depreciation	1,104	1,297
Amortization (accretion) of available-for-sale securities	659	(26)
Changes in operating assets and liabilities:
Accounts receivable from related party	(1,905)	—
Prepaid expenses and other current assets	(554)	(257)
Other assets	—	(37)
Accounts payable	(317)	186
Accrued expenses and other current liabilities	3,137	(424)
Deferred rent and lease incentive	(448)	(381)
Deferred collaboration liability	(227)	(2,397)
Other long-term liabilities	1,420	391
Net cash used in operating activities	(33,605)	(27,512)
Investing activities
Purchases of available-for-sale securities	(165,721)	—
Proceeds from maturities and redemptions of available-for-sale securities	70,668	13,750
Proceeds from sale of property and equipment	42	92
Purchases of property and equipment	(420)	(161)
Net cash (used in) provided by investing activities	(95,431)	13,681
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	27,400	—
Proceeds from issuance of common stock upon completion of initial public offering net of commissions and underwriting discounts	128,240	—
Payment of initial public offering costs	(3,255)	—
Proceeds from the exercise of stock options	118	—
Proceeds from equipment financing	—	499
Principal payments on equipment financing	(143)	(30)
Repurchases of unvested restricted stock	(1)	(3)
Net cash provided by financing activities	152,359	466
Net increase (decrease) in cash, cash equivalents and restricted cash	23,323	(13,365)
Cash, cash equivalents and restricted cash at beginning of period	29,218	20,039
Cash, cash equivalents and restricted cash at end of period	$52,541	$6,674
Supplemental disclosure of non-cash activities:
Fixed asset purchases in accrued expenses	$187	$—
Vesting of early exercised restricted stock	$(13)	$(32)
Deferred issuance costs for Series D convertible preferred stock in accrued expenses	$—	$(60)

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, obtaining regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Our current programs will require significant additional research and development efforts, including preclinical and clinical testing and will need to obtain regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

As of September 30, 2021, the Company had cash, cash equivalents and available-for-sale securities of $172.4 million. The Company has determined that its existing capital resources will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to experience negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, preclinical and clinical development and platform. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

Impact of the COVID-19 Pandemic

The worldwide COVID-19 pandemic has affected and may affect in the future the Company’s ability to initiate and complete preclinical studies, delay the initiation and completion of the Company’s current and planned clinical trials, disrupt regulatory activities or have other adverse effects on the Company’s business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption to global supply chains and may adversely impact economies worldwide, both of which could adversely affect the Company’s business, operations and ability to raise funds to support its operations.

The Company is following, and plans to continue to follow recommendations from federal, state and local governments regarding workplace policies, practices and procedures. Screening and enrollment in the Company’s ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. The Company has also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, the Company and the third-party manufacturers, contract research organizations and academic collaborators that the Company engages have faced in the past and may face in the future disruptions that could affect its ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for its research and development activities, such as, for example, raw materials used in the manufacture of its product candidates, laboratory supplies for its preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address, and the impact of, the COVID-19 pandemic.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity for the nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The financial data and other information contained in the notes thereto as of and for the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim periods, or any future year or period.

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

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$51,413	$5,198
Restricted cash	1,128	1,476
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$52,541	$6,674

Restricted cash decreased by $0.3 million during the nine months ended September 30, 2021 due to a reduction in deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements.

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of September 30, 2021 and December 31, 2020.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the related financings are consummated. After consummation of the equity financing, such costs are reclassified as a reduction to additional paid-in capital generated as a result of the related financing. Should an in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Deferred offering costs are presented as a component of other assets on the condensed consolidated balance sheets. The Company had no deferred offering costs as of September 30, 2021. As of December 31, 2020, the Company capitalized $1.6 million of deferred offering costs related to the IPO.

Income Taxes

The Company applies a two-step process to determine the amount of tax benefit to be recognized, if any. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Derecognition of a tax position that was previously recognized occurs when a company subsequently determines that a tax position no longer meets the more likely than not threshold. To the extent an income tax provision is necessary, the provision for income taxes would include the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and a lease liability will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. While the Company continues to evaluate the impact of adopting the new standard, the Company currently anticipates applying the modified retrospective approach effective January 1, 2022. The Company currently expects to elect the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, the Company currently anticipates electing, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, the Company will not recognize a lease liability or right-of-use asset on its balance sheets for such short-term leases. Finally, the Company currently expects to elect, by class of underlying asset, the practical expedient to not separate lease and non-lease components. The Company expects the impact of adoption to include: (i) the recognition of right-of-use assets and lease liabilities arising from its leases of office and laboratory space; (ii) the derecognition of deferred rent and unamortized tenant incentives; and (iii) new and expanded disclosure requirements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for annual reporting periods beginning after December 15, 2021. The Company does not expect that the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$47,518	$47,518	$—	$—
Total cash equivalents	$47,518	$47,518	$—	$—
Available-for-sale securities:
Corporate debt securities	$36,569	$—	$36,569	$—
Commercial paper	24,895	—	24,895	—
US Treasury securities	15,866	—	15,866	—
Agency bonds	15,148	—	15,148	—
Total available-for-sale securities	$92,477	$—	$92,477	$—
Available-for-sale securities, long-term:
US Treasury securities	$28,494	$—	$28,494	$—
Total available-for-sale securities, long-term	$28,494	$—	$28,494	$—

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$7,962	$7,962	$—	$—
Corporate debt securities	4,001	—	4,001	—
Commercial paper	12,499	—	12,499	—
Total cash equivalents	$24,462	$7,962	$16,500	$—
Available-for-sale securities:
Corporate debt securities	$1,286	$—	$1,286	$—
Commercial paper	19,481	—	19,481	—
US Treasury securities	3,027	—	3,027	—
Certificates of deposit	2,774	—	2,774	—
Total available-for-sale securities	$26,568	$—	$26,568	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. During the three and nine months ended September 30, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
Corporate debt securities	$36,570	$—	$(1)	$36,569
Commercial paper	24,890	5	—	24,895
US Treasury securities	15,863	3	—	15,866
Agency bonds	15,142	6	—	15,148
Total available-for-sale securities	$92,465	$13	$(1)	$92,477
Available-for-sale securities, long-term:
US Treasury securities	$28,498	$1	$(5)	$28,494
Total available-for-sale securities, long-term	$28,498	$1	$(5)	$28,494

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
Corporate debt securities	$1,286	$—	$—	$1,286
Commercial paper	19,481	1	(1)	19,481
US Treasury securities	3,027	—	—	3,027
Certificates of deposit	2,775	—	(1)	2,774
Total available-for-sale securities	$26,569	$1	$(2)	$26,568

The Company had 17 investments in available-for-sale securities in an unrealized loss position as of September 30, 2021 with a fair value of $57.3 million. The Company had eight investments in available-for-sale securities in an unrealized loss position as of December 31, 2020 with a fair value of $17.1 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of September 30, 2021 and December 31, 2020, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of September 30, 2021, the Company did not hold any investments that matured beyond five years. During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

5. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Accrued research and development expense	$3,689	$680
Accrued payroll and related expenses	2,171	2,381
Accrued other and other current liabilities	836	557
Accrued professional fees	648	1,854
Equipment financing, current	208	193
	$7,552	$5,665

6. Commitments and Contingencies

License Agreements

The Company is a party to a number of license agreements related to certain patent rights used in developing its product candidates. Under such license agreements, the Company paid nominal upfront fees and is obligated to pay certain nominal annual license maintenance fees. The Company is also obligated to make certain payments based on specified clinical and regulatory milestones and royalty payments based on sales volume and milestones. The Company may terminate these agreements by providing prior written notice to the respective counterparty. All payments made have been expensed as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 do not include liabilities with respect to these license agreements as the Company has not yet generated revenue and the achievement of the milestones is not probable.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.

7. Restructuring

In January and May 2020, the Company conducted a reduction in force that resulted in the termination of 45 full-time employees. Accordingly, during the nine months ended September 30, 2020, the Company recorded restructuring charges of $3.5 million, which were comprised of termination benefits including severance, benefits and other payroll-related charges. The Company did not record any restructuring charges during the three months ended September 30, 2020.

The following table summarizes the restructuring activity during the three and nine months ended September 30, 2020 and the three months ended March 31, 2021 (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2019	$—
Restructuring costs incurred	2,919
Termination benefits paid	(1,496)
Balance at March 31, 2020	$1,423
Restructuring costs incurred	554
Termination benefits paid	(920)
Balance at June 30, 2020	$1,057
Restructuring costs incurred	—
Termination benefits paid	(863)
Balance at September 30, 2020	$194
Balance at December 31, 2020	$8
Restructuring costs incurred	—
Termination benefits paid	(8)
Balance at March 31, 2021	$—

There were no additional restructuring costs incurred or termination benefits paid after March 31, 2021.

The following table summarizes the classification of restructuring expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$—	$—	$—	$2,723
General and administrative	—	—	—	750
Total restructuring expense	$—	$—	$—	$3,473

During the first quarter of 2020, the Company entered into retention agreements with certain key employees. Under the terms of these agreements, the Company agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were paid upon execution of the retention agreements. The second payments of $0.4 million in the aggregate were paid to the key employees upon the closing of the Series D convertible preferred stock financing in November 2020. The third payments of $0.5 million in the aggregate were paid to employees in January 2021, including payments to certain employees who are required to remain employed through January 1, 2022 in order to retain the first and third payments. These prepayments are being amortized over the remaining employee service terms under the retention agreements.

During the second quarter of 2020, the Company established additional employee bonuses in the aggregate amount of $0.4 million for the majority of employees who were not party to a retention agreement. The bonuses became due upon the closing of the Series D financing in November 2020. All amounts owed related to the additional employee bonuses were paid prior to December 31, 2020.

8. Stockholders’ Equity

As of September 30, 2021, the Company's Certificate of Incorporation (the “Certificate of Incorporation”) authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2020, the Company’s Fourth Amended and Restated Certificate of Incorporation authorized the Company to issue 115,000,000 shares of common stock $0.001 par value per share.

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	September 30, 2021	December 31, 2020
Series A convertible preferred stock	—	3,719,410
Series B convertible preferred stock	—	989,299
Series C convertible preferred stock	—	2,970,149
Series D convertible preferred stock	—	5,988,773
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,588,796	2,686,120
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	414,200	—
Shares reserved for future awards under the 2015 Stock Incentive Plan	—	790,596
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,300,649	—
Shares reserved for future awards under the 2021 Employee Stock Purchase Plan	566,037	—
Total common stock reserved	4,869,682	17,144,347

9. Convertible Preferred Stock

Immediately prior to the closing of the IPO, the Company had an aggregate of 155,398,078 shares of convertible preferred stock issued and outstanding which automatically converted into 16,662,011 shares of common stock upon the closing of the IPO. Subsequent to the closing of the IPO, no shares of convertible preferred stock were authorized, issued or outstanding.

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
$21,129

During the nine months ended September 30, 2021, $2.3 million of dividends accrued prior to completion of the IPO. Subsequent to the completion of the IPO, no shares of Convertible Preferred Stock were issued or outstanding and therefore no dividends accrued.

10. Stock-Based Compensation

2015 Stock Incentive Plan

As of December 31, 2020, there were 3,930,701 shares of common stock authorized for issuance under the 2015 Stock Incentive Plan (the “2015 Plan”) under which the Company could grant equity awards to eligible employees, officers, directors, consultants and advisors. Subsequent to the pricing of the Company’s IPO on February 11, 2021, no further awards were to be made under the 2015 Plan; however, awards outstanding under the 2015 Plan continue to be governed by the 2015 Plan.

2021 Stock Incentive Plan

In connection with the IPO, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Plan is the sum of (1) 849,056; plus (2) the number of shares (up to a maximum of 3,529,250 shares) as is equal to the sum of (x) the number of shares of our common stock reserved for issuance under the 2015 Plan that remained available for grant under the 2015 Plan immediately prior to the effectiveness of the registration statement for the IPO, which occurred on February 11, 2021, and (y) the number of shares of our common stock subject to outstanding awards granted under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, commencing on January 1, 2022 and continuing for each fiscal year until, and including, January 1, 2031, equal to the least of (i) 4% of the number of shares of our common stock outstanding on such date, and (ii) an amount determined by the Company’s board of directors. As of September 30, 2021, 414,200 shares were reserved for outstanding awards granted under the 2021 Plan and 1,300,649 shares remained available for issuance.

2021 Employee Stock Purchase Plan

In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Under the 2021 ESPP, the Company is authorized to issue 566,037 shares of our common stock, subject to annual increases, and eligible employees are able to purchase shares of common stock at a specified discount. As of September 30, 2021, no shares have been issued under the 2021 ESPP and as such, 566,037 shares remained available for issuance under the 2021 ESPP.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	52,741	$19.10
Vested	(27,745)	16.34
Repurchased	(777)	0.53
Canceled/Forfeited	(3,488)	19.57
Unvested as of September 30, 2021	20,731	$23.40

The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2021 was $0.3 million. The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2020 was $1.3 million. As of September 30, 2021, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	2,686,120	$4.53	9.9	$3,781
Granted	568,700	9.83
Exercised	(26,392)	4.40
Cancelled/forfeited	(225,432)	6.43
Outstanding as of September 30, 2021	3,002,996	$5.39	9.2	$8,499
Exercisable as of September 30, 2021	1,053,711	$4.86	9.2	$3,323
Vested and expected to vest as of September 30, 2021	3,002,996	$5.39	9.2	$8,499

As of September 30, 2021, total unrecognized compensation cost related to unvested stock options was approximately $8.0 million, which is expected to be recognized over a weighted-average period of 2.9 years. The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 was $5.99.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$586	$117	$1,169	$352
General and administrative	450	68	1,277	237
Total stock-based compensation expense	$1,036	$185	$2,446	$589

11. Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Series A Preferred Stock	—	1,089,785	—	1,089,785
Series B Preferred Stock	—	235,849	—	235,849
Series C Preferred Stock	—	519,396	—	519,396
Outstanding stock options	3,002,996	15,767	3,002,996	15,767
Unvested restricted stock	20,731	65,480	20,731	65,480
	3,023,727	1,926,277	3,023,727	1,926,277

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

In October 2020, the parties amended the Regeneron Agreement (the “Amended Agreement”) pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. The primary responsibilities of each party remain consistent with those under the Regeneron Agreement. In connection with the amendment, the Company issued 10,000,000 shares of Series C Preferred Stock to Regeneron in consideration for its entry into the amendment. Pursuant to the Amended Agreement, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization (the “CDMO Initiation Fee”). The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to investigational new drug (“IND”) enabling studies for DB-OTO as such costs are incurred. The Company achieved its first pre-IND milestone of $4.4 million and its second pre-IND milestone of $1.1 million in November 2020 and October 2021, respectively.

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

The Amended Agreement increased the transaction price to $35.8 million consisting of (i) $25.0 million received pursuant to the Regeneron Agreement, (ii) $0.3 million received to fund the ongoing research plan, (iii) $4.4 million for the first pre-IND milestone achieved in November 2020, $0.5 million of which was received as the CDMO Initiation Fee in October 2020, and (iv) $10.5 million in reimbursements for third-party costs related to IND-enabling studies for DB-OTO, partially offset by the fair value of the Series C Preferred Stock issued to Regeneron of approximately $4.4 million. Future milestones continue to be fully constrained, with the exception of the second pre-IND milestone of $1.1 million. The Company continues to satisfy its single performance obligation over time and measures progress towards completion using an input method based on costs incurred.

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

The Company recognized $2.4 million and $0.5 million as contra-research and development expenses for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $8.1 million and $2.4 million as contra-research and development expenses for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, there was deferred collaboration liability classified in current liabilities of $6.5 million and $11.0 million, respectively, and classified in long term liabilities of $8.5 million and $4.2 million, respectively. As of September 30, 2021, and December 31, 2020, the Company had $3.1 million and $1.2 million of unbilled accounts receivable due from Regeneron, respectively. Unbilled and billed accounts receivable are classified in accounts receivable from related party on the condensed consolidated balance sheets and relate to reimbursements of third-party costs incurred related to the Company’s IND-enabling study for DB-OTO.

13. Related Party Transactions

As of September 30, 2021, Regeneron held 2,097,314 shares of common stock. As of December 31, 2020, Regeneron held 12,500,000 shares of Series B Preferred Stock and 14,000,000 shares of Series C Preferred Stock. During the three months ended September 30, 2021 and 2020, the Company recognized $2.4 million and $0.5 million as contra-research and development expense, respectively, in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the Company’s collaboration with Regeneron. During the nine months ended September 30, 2021 and 2020, the Company recognized $8.1 million and $2.4 million as contra-research and development expense, respectively, in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the collaboration. As of September 30, 2021, the Company had $3.1 million of unbilled accounts receivable due from Regeneron. As of December 31, 2020, the Company had $1.2 million of unbilled accounts receivable due from Regeneron. During the three and nine months ended September 30, 2021, the Company collected $1.7 million and $5.9 million of reimbursements for third-party costs related to IND-enabling studies for DB-OTO from Regeneron. As of September 30, 2021 and December 31, 2020, the Company did not have any amounts due to Regeneron.

14. Tax Provision

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to recording a reserve for an uncertain tax position in the current period as well as valuation allowances on its deferred tax assets as it is more likely-than-not that some or all of the Company’s deferred tax assets will not be realized. The effective tax rate for the three months ending September 30, 2021 and the nine months ending September 30, 2021 was (11.8%) and (4.7%), respectively. During both the three and nine months ended September 30, 2021, the Company recorded an income tax expense of $1.7 million. There was no income tax expense for the three and nine months ended September 30, 2020. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in the United States. Management reevaluates the positive and negative evidence at each reporting period.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income. The Company has not conducted an analysis to determine if an ownership change has occurred.

As of September 30, 2021 and 2020, the Company had $2.1 million and $0 of gross unrecognized tax benefits, respectively. As of September 30, 2021 the gross unrecognized tax benefits included $0.9 million of deferred tax asset previously offset by a full valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. As of September 30, 2021 and 2020, the Company had accrued $0.3 million and $0 for interest and penalties, respectively.

A reconciliation of the gross unrecognized tax benefits is as follows:

	For the year ended December 31,
	2021	2020
Unrecognized tax benefits at the beginning of the period	$—	$—
Increases for current tax positions	—	—
Increases for previous tax positions	2,084	—
Decreases for previous tax positions	—	—
Unrecognized tax benefits at the end of the period	$2,084	$—

The Company files its corporate income tax returns in the United States, Australia and Massachusetts. All tax years since the date of incorporation remain open to examination by the major taxing jurisdictions (federal, foreign and state) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the various jurisdictions if they have or will be used in a future period. The Company is not currently under examination by any jurisdiction for any tax year.

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

We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to an OTOF deficiency. OTOF is a protein expressed in the inner hair cells of the cochlea that enables communication between sensory cells of the inner ear and the auditory nerve by regulating synaptic transmission. We have designed DB-OTO utilizing a proprietary, cell-selective promoter to provide expression of OTOF that is limited to hair cells. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter, which is designed to drive expression in all cells. In addition to the loss of durability, we observed that use of a ubiquitous promoter in mice resulted in the loss of inner hair cells throughout the cochlea. DB-OTO is an AAV-based gene therapy intended to be delivered to patients using the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure. We believe the cell-selective expression of DB-OTO and its delivery by this established surgical procedure will provide a core competitive advantage important to the success of DB-OTO. Based on feedback from the U.S. Food and Drug Administration, or FDA, we are currently conducting preclinical studies of DB-OTO to support our planned submission of an investigational new drug application, or IND, to the FDA. We have solicited feedback from European regulatory authorities to support our planned submission of a CTA within the European Union. We plan to submit an IND or CTA in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022. The FDA has granted orphan drug designation and rare pediatric disease designation for DB-OTO for the treatment of OTOF-related congenital hearing loss. In addition to DB-OTO, we are advancing AAV.103 and AAV.104, additional gene therapy programs targeting hearing loss resulting from other single gene mutations, or monogenic forms of hearing loss. AAV.103 aims to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene and AAV.104 aims to restore hearing in individuals with mutations in the stereocilin, or STRC, gene. We anticipate that we will identify a product candidate for our AAV.103 program in 2022 and share preclinical data on our AAV.104 program at an upcoming scientific meeting.

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

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $38.9 million for the nine months ended September 30, 2021, and $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $201.6 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
submit an IND or CTA, and initiate a planned Phase 1/2 clinical trial of DB-OTO for the treatment of profound hearing loss due to mutation of the OTOF gene;
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
•
hire additional clinical, research, development, scientific, regulatory, and quality control personnel;
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

As of September 30, 2021, we had cash, cash equivalents and available-for-sale securities of $172.4 million. We believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

Impact of COVID-19 on Our Business

The worldwide COVID-19 pandemic has affected and may affect in the future our ability to initiate and complete preclinical studies, delay the initiation and completion of our current and planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption to global supply chains and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

We are following, and plan to continue to follow recommendations from federal, state and local governments regarding workplace policies, practices and procedures. Screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. We have also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, we and the third-party manufacturers, contract research organizations and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic and supply chain disruptions.

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

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. If Regeneron elects to extend the term of the research program, it will be obligated to pay us $10.0 million for each of up to two one-year extensions. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which began at initiation of manufacturing to support GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials.

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

In November 2020 and October 2021, we achieved our first pre-IND milestone of $4.4 million and our second pre-IND milestone of $1.1 million, respectively. For a more detailed description of the Regeneron Agreement and the amendment, see “Business – License and Collaboration Agreements – License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc.” in our Annual Report on Form 10-K as filed with the SEC on March 29, 2021.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view the $25.0 million upfront payment and any milestone payments as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our condensed consolidated statements of operations and comprehensive loss. As such, we are recognizing the upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the amendment, the expected reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, and the $4.4 million milestone payment received, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive loss based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. We recognized $2.4 million and $0.5 million as contra-research and development expenses during the three months ended September 30, 2021 and 2020, respectively. We recognized $8.1 million and $2.4 million as contra-research and development expenses during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had $3.1 million and $1.2 million of accounts receivable due from Regeneron, respectively. As of September 30, 2021, we had deferred collaboration liabilities of $14.9 million on our condensed consolidated balance sheet, which consisted of $6.5 million classified as current deferred collaboration liabilities and $8.5 million classified as long-term collaboration liabilities. See Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
DB-020	$922	$8	$2,257	$2,470
Personnel-related (including stock-based compensation)	2,703	2,344	7,249	8,756
Other indirect research and development expenses	5,395	2,339	12,361	6,200
Total research and development expenses	$9,020	$4,691	$21,867	$17,426

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through the development phase, and as we continue to develop additional product candidates. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

A change in any of these variables with respect to the progress of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

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

Income Taxes

Since our inception, we have not recorded any U.S. federal, foreign, or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits as it is not more likely-than-not that these benefits will be realized. We have U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards to offset future taxable income. We have recognized a reserve for a foreign uncertain tax position and recorded a foreign tax provision.

Income taxes are determined at the applicable statutory tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following tables summarizes our results of operations for each period presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$9,020	$4,691	$4,329
General and administrative	5,680	2,397	3,283
Total operating expenses	14,700	7,088	7,612
Loss from operations	(14,700)	(7,088)	(7,612)
Other income:
Interest income	33	2	31
Other income, net	—	(25)	25
Total other income, net	33	(23)	56
Net loss before provision for income taxes	(14,667)	(7,111)	(7,556)
Provision for income taxes	(1,732)	—	(1,732)
Net loss	$(16,399)	$(7,111)	$(9,288)

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
DB-020	$922	$8	$914
Personnel-related (including stock-based compensation)	2,703	2,344	359
Other indirect research and development expenses	5,395	2,339	3,056
Total research and development expenses	$9,020	$4,691	$4,329

Research and development expenses for the three months ended September 30, 2021 were $9.0 million, compared to $4.7 million for the three months ended September 30, 2020. The increase of $4.3 million was primarily attributable to the following:

•
$3.1 million net increase in other indirect research and development expenses in the three months ended September 30, 2021, driven primarily by an increase in manufacturing costs related to IND-enabling activities. Included as reductions to other indirect research and development expenses were $2.4 million and $0.5 million of contra-research and development expenses for the three months ended September 30, 2021 and 2020, respectively, recognized pursuant to our collaboration agreement with Regeneron;
•
$0.9 million increase in expenses incurred in the three months ended September 30, 2021 to advance our DB-020 program, driven primarily by lower clinical activity primarily driven by reduced enrollment in our clinical program as a result of delays due to the COVID-19 pandemic in the three months ended September 30, 2020; and
•
$0.4 million increase in personnel-related costs in the three months ended September 30, 2021 due to an increase in stock compensation expense.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2021 were $5.7 million, compared to $2.4 million for the three months ended September 30, 2020. The increase of $3.3 million was primarily attributable to the following:

•
$1.1 million increase in professional fees in the three months ended September 30, 2021, driven primarily by expenses related to consulting, accounting advisory and audit services;
•
$1.2 million increase in personnel-related costs in the three months ended September 30, 2021 due to an increase in headcount and stock compensation expense;
•
$0.6 million increase in other general expenses in the three months ended September 30, 2021, driven primarily by our director’s and officer’s insurance policy effective upon our initial public offering; and
•
$0.4 million increase due to reclassification of certain tax credits from general and administrative expense to research and development expense during the three months ended September 30, 2021.

Interest Income

The increase in interest income in the three months ended September 30, 2021 was primarily due to an increase in our holdings following receipt of the proceeds from the issuance and sale of our Series D convertible preferred stock and from our IPO.

Provision for Income Taxes

The provision for income taxes in the three months ended September 30, 2021, was due to the recognition of an income tax expense of $1.7 million related to a foreign uncertain tax position and a foreign tax provision.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following tables summarizes our results of operations for each period presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$21,867	$17,426	$4,441
General and administrative	15,462	9,130	6,332
Total operating expenses	37,329	26,556	10,773
Loss from operations	(37,329)	(26,556)	(10,773)
Other income:
Interest income	141	103	38
Total other income, net	141	103	38
Net loss before provision for income taxes	(37,188)	(26,453)	(10,735)
Provision for income taxes	(1,732)	—	(1,732)
Net loss	$(38,920)	$(26,453)	$(12,467)

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
DB-020	$2,257	$2,470	$(213)
Personnel-related (including stock-based compensation)	7,249	8,756	(1,507)
Other indirect research and development expenses	12,361	6,200	6,161
Total research and development expenses	$21,867	$17,426	$4,441

Research and development expenses for the nine months ended September 30, 2021 were $21.9 million, compared to $17.4 million for the nine months ended September 30, 2020. The increase of $4.4 million was primarily attributable to the following:

•
$6.2 million net increase in other indirect research and development expenses in the nine months ended September 30, 2021, driven primarily by an increase in manufacturing costs related to IND-enabling activities. Included as reductions to other indirect research and development expenses were $8.1 million and $2.4 million of contra-research and development expenses for the nine months ended September 30, 2021 and 2020, respectively, recognized pursuant to our collaboration agreement with Regeneron;
•
$1.5 million decrease in personnel-related costs in the nine months ended September 30, 2021, due to reduced research and development headcount, driven primarily by the reduction in force conducted in January 2020 and May 2020; and
•
$0.2 million decrease in expenses incurred in the nine months ended September 30, 2021 to advance our DB-020 program, driven primarily by lower expenses due to continuing impact of the COVID-19 pandemic on enrollment in our clinical program in the first half of 2021;

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2021 were $15.5 million, compared to $9.1 million for the nine months ended September 30, 2020. The increase of $6.3 million was primarily attributable to the following:

•
$3.0 million increase in professional fees in the nine months ended September 30, 2021, driven primarily by expenses related to consulting, accounting advisory and audit services incurred as a result of becoming a public company;
•
$2.0 million increase in other general expenses in the nine months ended September 30, 2021, driven primarily by our director’s and officer’s insurance policy effective upon our initial public offering; and
•
$1.3 million increase in personnel-related costs driven primarily by an increase in share-based compensation expense.

Interest Income

The increase in interest income in the nine months ended September 30, 2021 was primarily due to an increase in our holdings following receipt of the proceeds from the issuance and sale of our Series D convertible preferred stock and from our IPO.

Provision for Income Taxes

The provision for income taxes in the nine months ended September 30, 2021, was due to the recognition of an income tax expense of $1.7 million related to a foreign uncertain tax position and a foreign tax provision.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through September 30, 2021, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $35.6 million from our collaboration agreement with Regeneron and $124.8 million from the issuance and sale of our common stock in our IPO.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(33,605)	$(27,512)
Investing activities	(95,431)	13,681
Financing activities	152,359	466
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,323	$(13,365)

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

During the nine months ended September 30, 2021, net cash used in operating activities of $33.6 million was primarily due to our net loss of $38.9 million, partially offset by net non-cash expenses of $4.2 million and changes in operating assets and liabilities of $1.1 million.

During the nine months ended September 30, 2020, net cash used in operating activities of $27.5 million was primarily due to our net loss of $26.5 million and changes in operating assets and liabilities of $2.9 million, partially offset by net non-cash expenses of $1.9 million.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities of $95.4 million was primarily due to purchases of available-for-sale securities of $165.7 million and purchases of property and equipment of $0.4 million, partially offset by maturities of available-for-sale securities of $70.7 million.

During the nine months ended September 30, 2020, net cash provided by investing activities of $13.7 million was primarily due to maturities of available-for-sale securities of $13.8 million and proceeds from the sale of property and equipment of $0.1 million, partially offset by purchases of property and equipment of $0.2 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities of $152.4 million consisted primarily of proceeds from the issuance and sale of common stock, net of cash paid for offering costs, in connection with our IPO of $125.0 million and proceeds from the issuance and sale of our Series D convertible preferred stock of $27.4 million, net of cash paid for offering costs.

During the nine months ended September 30, 2020, net cash provided by financing activities of $0.5 million consisted primarily of proceeds from equipment financing.

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

As of September 30, 2021, our cash, cash equivalents and available-for-sale securities totaled $172.4 million. We believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds, other than the reimbursements to which we are entitled under the Regeneron Agreement for up to $1.5 million of third-party costs related to the GLP toxicology studies of DB-OTO. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of holders of our common stock.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 29, 2021, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations. For further details over upcoming standards to be adopted by the Company, please refer to Note 2 in our consolidated financial statements above.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and 2020.

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

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $38.9 million for the nine months ended September 30, 2021, and $39.3 million and $42.7 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $201.6 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our initial public offering, or IPO. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

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

We believe that our cash, cash equivalents and available-for-sale securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than the reimbursements to which we are entitled under the Regeneron Agreement for up to $1.5 million of third-party costs related to GLP toxicology studies of DB-OTO. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, securing intellectual property rights and undertaking preclinical studies and clinical trials. All of our gene therapy product candidates are still in the research or preclinical stage. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further advancement of any product candidates. Our preclinical studies, particularly in our regeneration programs, are in the early stage, and we may not identify development candidates for IND-enabling studies or product candidates for clinical development when anticipated or at all. As a result, we cannot be sure that we will be able to submit INDs or corresponding regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or these regulatory filings will result in regulatory authorities allowing clinical trials to begin.

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

Gene therapy is an emerging field of drug development with a limited number of gene therapies having received regulatory approval to date. Our gene therapy programs are at an early stage and there remain several areas of drug development risk, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, gene therapies. Translational science, manufacturing materials and processes, safety concerns, regulatory pathway and clinical trial design and execution all pose particular risk to our drug development activities. Furthermore, the medical community’s understanding of the genetic causes of many diseases continues to evolve and further research may change the medical community’s views on what therapies and approaches are most effective for addressing certain diseases.

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

Some of our future collaborators could also become our competitors. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, fail to devote sufficient resources to the development and commercialization of products, or merge with or be acquired by a third party who may do any of these things. Any of these factors could harm our product development efforts.

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

Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

We may seek fast track, breakthrough therapy, and/or regenerative medicine advanced therapy designations and/or priority review for one or more of our product candidates, but we might not receive such designation or priority review, and even if we do, such designation or priority review may not lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

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

We have been granted rare pediatric disease designation for our lead gene therapy product candidate, DB-OTO, and we may seek a rare pediatric disease designation for one or more of our other product candidates. However, DB-OTO and any of our other product candidate that is granted a rare pediatric disease designation may not meet the eligibility criteria for a priority review voucher upon approval.

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

We have been granted orphan drug designation for our lead gene therapy product candidate, DB-OTO. We may not be able to obtain orphan drug exclusivity for one or more of our other product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. In addition, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class; however this is a draft guidance, and no examples exist to understand whether such criteria will be utilized to define sameness for gene therapies.

In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Last, if our gene therapy product candidate is considered the "same" as another approved product that was designated an orphan drug for the same indication, our product would be blocked from approval by the orphan drug exclusivity afforded to the other product unless it qualifies for an exception to that exclusivity. In 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Risks Related to Employee Matters, Managing Growth and General Business Operations

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, has disrupted our ongoing Phase 1b clinical trial of DB-020 and has affected and may in the future affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to global supply chains and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

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

The pandemic has already caused significant disruptions to global supply chains, and may continue to cause such disruptions, which may adversely impact economies worldwide and disrupt financial markets, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

As of November 1, 2021, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 39.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our management has broad discretion in the application of cash, cash equivalents and available-for-sale securities and could spend them in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the advancement of our product candidates. Pending their use, we may invest these funds in a manner that does not produce income or that loses value.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 1, 2021, we had 24,923,363 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

The aggregate net proceeds to us from the public offering, inclusive of the proceeds from the underwriters' partial exercise of their option to purchase additional shares, was approximately $124.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $13.1 million. As of September 30, 2021, we have used approximately $33.5 million of the net proceeds from the IPO. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

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

DECIBEL THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Elisabeth Leiderman
Elisabeth Leiderman, M.D.
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)