Form 10-K
period 2021-12-31
Decibel Therapeutics, Inc.
filed 2022-03-18
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $133.8 million based upon the closing sale price of the registrant’s common stock on that date.

The number of shares of registrant’s Common Stock outstanding as of March 9, 2022 was 24,956,347.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

•
our estimates regarding the potential patient populations for our product candidates and programs;

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

•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do; and

•
Our rights to develop and commercialize any product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under our current or future intellectual property license agreements, including applicable diligence milestones, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to mutation of the otoferlin, or OTOF, gene. In addition to DB-OTO, we are advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene and AAV.104 to restore hearing in individuals with mutations in the stereocilin, or STRC, gene. We also have gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss, which we are currently evaluating in patients in a Phase 1b clinical trial.

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

We believe the lack of approved therapies is caused in part by the complex biology of the inner ear, and we have built our platform to overcome this challenge. We are applying proprietary analyses of gene expression in the cochlea, the organ within the inner ear responsible for hearing, and the vestibule, the set of organs within the inner ear responsible for balance, to generate a comprehensive database of expression profiles in every known inner ear cell type. Our database currently includes over three million cellular gene expression profiles from several mammalian species, which we believe is the largest dataset of its kind for the inner ear. We are using this dataset to identify and select targets, including reprogramming factors to promote inner ear hair cell regeneration, and cell-selective promoters to drive precise expression of transgenes in therapeutically relevant cell types of the inner ear. Combining our extensive understanding of the molecular profile of the inner ear with recent learnings and successes in genetic medicine, we are using adeno-associated virus, or AAV, vectors to deliver potentially restorative gene therapies that are designed to selectively express transgenes only in targeted cell types important to hearing and balance. We believe AAV gene therapy is an ideal modality for inner ear disorders because the inner ear is a small, enclosed compartment that provides the opportunity for local delivery of high vector concentrations, which may increase transgene expression in the target cell type, limit systemic exposure to improve safety and reduce the volume of AAV needed. We have observed that hair cells and other non-sensory support cell types are readily transduced by multiple natural AAV serotypes in non-human primates. Additionally, inner ear hair cells are non-dividing, which means that AAV vector genomes are not diluted, eliminating a hurdle for achieving durable expression following a single administration of AAV gene therapy.

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

We have designed DB-OTO utilizing a proprietary, cell-selective promoter to provide expression of OTOF that is limited to hair cells. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter, which is designed to drive expression in all cells. In addition to the loss of durability, we observed that use of a ubiquitous promoter in mice resulted in the loss of inner hair cells throughout the cochlea. DB-OTO is an AAV-based gene therapy intended to be delivered to patients using the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure. We believe the cell-selective expression of DB-OTO and its delivery by this established surgical procedure will provide a core competitive advantage important to the success of DB-OTO. Based on feedback from the U.S. Food and Drug Administration, or FDA, we are currently conducting preclinical studies of DB-OTO to support our planned submission of an investigational new drug application, or IND, to the FDA. We have also completed scientific advice meetings with multiple European regulatory authorities to support our planned submission of a clinical trial application, or CTA, within Europe. We plan to submit an IND and/or CTA in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022. The FDA has granted orphan drug designation and rare pediatric disease designation for DB-OTO for the treatment of OTOF-related, congenital hearing loss. In addition to DB-OTO, we are advancing AAV.103 and AAV.104, gene therapy programs targeting hearing loss resulting from other single gene mutations, or monogenic forms of hearing loss. AAV.103 aims to restore hearing in individuals with mutations in GJB2 and AAV.104 aims to restore hearing in individuals with mutations in STRC. We anticipate that we will identify a product candidate for our AAV.103 program in 2022.

We are also using our platform to design and develop a pipeline of gene therapies for hair cell regeneration within the inner ear. We are engineering gene therapies to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. These gene therapy programs are designed to express the developmental or reprogramming factors that regulate cell fate and use our proprietary, cell-selective promoters to control expression spatially and temporally. Our DB-ATO and AAV.201 programs aim to restore balance by promoting regeneration of hair cells in the vestibular system, the sensory system responsible for balance. In these programs, we are focused on the development of a treatment for bilateral vestibulopathy, or BVP, a debilitating, acquired condition that significantly impairs balance, mobility and stability of vision. Many BVP patients lack vestibular hair cells yet retain vestibular supporting cells. We estimate there are approximately 130,000 adults in the United States and the major markets in Europe with BVP. There are no approved therapies for BVP and the current standard of care, which is focused on rehabilitation and lifestyle changes, does not address the underlying loss of vestibular hair cells often responsible for the condition.

DB-ATO is an AAV-based gene therapy that utilizes a proprietary, supporting cell-selective promoter to express ATOH1, a transcription factor required for hair cell differentiation. We are also developing AAV.201, which combines ATOH1 with another reprogramming factor to promote further differentiation of the regenerated cells. In addition, we are advancing our cochlear hair cell regeneration program to treat acquired hearing loss by regenerating cochlear outer hair cells. We plan to announce the targets for AAV.201 and our cochlear hair cell regeneration program in 2022.

In addition to our gene therapy product candidate and programs, we are developing a clinical-stage product candidate, DB-020, for the prevention of cisplatin-induced hearing loss. DB-020 is a novel formulation of sodium thiosulfate, or STS, that we have optimized for local delivery to the ear. STS inactivates cisplatin, a widely used chemotherapy that often leads to hearing loss and related complications in patients being treated for cancer. We are developing DB-020 to prevent cisplatin-induced hearing loss without impacting the beneficial anti-tumor effect of cisplatin. In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 in healthy volunteers, in which DB-020 was well tolerated. Following the Phase 1 clinical trial, we initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial in 2020 to evaluate the safety and efficacy of DB-020 for the prevention of cisplatin-induced hearing loss. We expect to report results from an interim analysis of the ongoing Phase1b trial of DB-020 in the first half of 2022. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

In 2017, we entered into a strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, that is currently focused on developing gene therapies for monogenic forms of congenital hearing loss. In November 2021, Regeneron elected to extend the research term of the collaboration. As a result, the research term was extended to November 15, 2023 and Regeneron became obligated to pay us an extension fee of $10.0 million in the fourth quarter of 2022. Under the collaboration, we are developing DB-OTO, AAV.103 and AAV.104 with Regeneron using dedicated discovery teams from Regeneron and its mouse and human genetics research platforms and gene therapy capabilities. In addition to the extension fee, Regeneron has agreed to pay milestones and reimburse costs on a product-by-product basis intended to reflect approximately half of the development costs. We retain worldwide development and commercialization rights to all products developed under the collaboration and have agreed to pay Regeneron tiered royalties on net sales of products developed under the collaboration. In October 2020, we amended the collaboration with Regeneron, and ATOH1, the target of our DB-ATO program, was removed from the collaboration. Because DB-ATO was previously being developed with Regeneron under the collaboration, we agreed, as part of the amendment, to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO.

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

Our Pipeline

We have built a pipeline to further our vision of creating a world of connection for people with hearing and balance disorders. Our portfolio of product candidates and programs is primarily derived from our proprietary platform and is focused in three areas:

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

PROGRAM
Target
INDICATION
RESEARCH
IND-ENABLING
EARLY CLINICAL
Phase 1/2
LATE CLINICAL
Phase 3
Gene Therapies for Congenital, Monogenic Hearing Loss
DB-OTO
Otoferlin
OTOF-Related Hearing Loss
AAV.103
GJB2
GJB2-Related Hearing Loss
AAV.104
Stereocilin
STRC-Related Hearing Loss
Gene Therapies for Hair Cell Regeneration
AAV.201
ATOH1+Reprog Factor
Bilateral Vestibulopathy
DB-ATO
ATOH1
Bilateral Vestibulopathy
Cochlear Hair Cell Regeneration
Sensorineural Hearing Loss
Otoprotection Therapeutic
DB-020
Cisplatin Inactivation
Cisplatin-Induced Hearing Loss
Phase 1B

Strategy

Our goal is to transform the lives of people with hearing and balance disorders. We intend to establish ourselves as the leading biotechnology company focused on hearing and balance disorders by discovering, developing and commercializing innovative gene therapies for restoration and regeneration of hair cells and non-sensory support cells within the inner ear. We aim to accomplish this goal by implementing the following strategies:

•
Advance our lead gene therapy product candidate, DB-OTO, into and through clinical development and regulatory approval. We are developing DB-OTO to provide hearing to individuals born with profound hearing loss due to mutation of the OTOF gene. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter. We are currently conducting preclinical studies to support our planned submission of an IND to the FDA or a CTA within Europe in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022. To inform our clinical development strategy for DB-OTO, we are conducting a natural history study in what we believe is the largest characterized OTOF cohort of patients in collaboration with the Hospital Ramon y Cajal medical institution in Spain. Based on feedback from the FDA and European regulatory authorities, we intend to include an accepted, objective measure of hearing sensitivity, auditory brainstem response, or ABR, as a primary efficacy endpoint in our planned Phase 1/2 clinical trial of DB-OTO, which we expect will enable us to quickly assess whether there is a therapeutic response, as well as age-appropriate behavioral measurements of hearing.
•
Apply our platform capabilities to broaden our pipeline and develop gene therapies for congenital, monogenic hearing loss and acquired hearing and balance disorders. We are utilizing our platform and the learnings from the development of DB-OTO to develop AAV.103 to restore hearing in individuals with mutations in the GJB2 gene and AAV.104 to restore hearing in individuals with mutations in the STRC gene. We plan to leverage the strength of our platform to discover and develop other novel gene therapies designed to selectively replace genes for additional forms of congenital, monogenic hearing loss.
•
Develop novel gene therapy product candidates for regeneration of vestibular and cochlear hair cells. We are designing gene therapies to restore balance in patients with BVP by regenerating lost hair cells in the vestibule and to restore hearing in patients with acquired hearing loss by regenerating lost hair cells in the cochlea. In mouse models of BVP that we developed, cell-selective expression of ATOH1 resulted in regeneration of hair cells within the vestibule. In our AAV.201 program, we are currently evaluating whether a single AAV vector delivering a combination of ATOH1 with another reprogramming factor may promote further differentiation and functional recovery. In parallel, we are evaluating the ability of selected reprogramming factors to regenerate cochlear hair cells. We plan to announce the targets for our AAV.201 and cochlear hair cell regeneration programs in 2022.
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

Gene Therapies for Congenital, Monogenic Hearing Loss

We are leveraging our platform to advance gene therapy programs designed to selectively replace genes for congenital, monogenic hearing loss. We are developing our lead gene therapy product candidate, DB-OTO, to provide durable restoration of hearing to individuals born with profound hearing loss due to mutation of the OTOF gene. In addition to DB-OTO, we are advancing additional gene therapy programs targeting hearing loss resulting from other monogenic forms of hearing loss, including AAV.103, which aims to restore hearing in individuals with mutations in the GJB2 gene, and AAV.104, which aims to restore hearing in individuals with mutations in the stereocilin gene. To date, over 90 distinct genes have been identified by researchers that lead to non-syndromic, congenital hearing loss when mutated. In approximately 80% of these cases, the hearing loss is autosomal recessive.

DB-OTO

DB-OTO is an AAV-based dual-vector gene therapy product candidate designed to selectively express functional OTOF in the inner hair cells of individuals with OTOF deficiency with the goal of enabling the ear to transmit sound to the brain and facilitate hearing. We are currently conducting preclinical studies to support our planned submission of an IND to the FDA or a CTA within Europe for DB-OTO in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022.

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

DB-OTO is intended to be delivered intracochlearly to patients using the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure. This delivery is a well-accepted surgical approach for accessing the inner ear. We believe the cell-selective expression of OTOF under the Myo15 promoter and the established surgical procedure will provide competitive advantages important to the success of DB-OTO.

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

Preclinical Studies Demonstrated Restoration of Hearing in Mouse Model with Dual AAV-OTOF

Q828X Heterozygous
Q828X Homozygous Untreated
Q828X Homozygous Treated
Otoferlin Ab
dB SPL
80
0
2
4
6
Time re stimulus onset (ms)
dB SPL
80
0
2
4
6
Time re stimulus onset (ms)
dB SPL
80
0
2
4
6
Time re stimulus onset (ms)
1.1µV

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

Expression of OTOF in Greater than 20% of Inner Hair Cells Restored Normal ABR Sensitivity in Q828X Mice

We have evaluated in several preclinical studies, including dose-response studies, the dependence of OTOF expression and functional recovery on dosing increments at one month-post DB-OTO infusion. In these studies, we administered by intracochlear injection DB-OTO in doses that ranged from 1.4x1010 to 1.9x1011 viral genomes per ear to 189 mice that were four to eight weeks of age. At these ages, the inner ear was fully developed and is expected to replicate translational conditions for future treatment in infants and young children. Over the dosing range, we observed a pronounced dose response in which low dosing resulted in minimal OTOF expression and minimal recovery of ABR sensitivity while mid-to-high doses resulted in a higher percentage of inner hair cells expressing OTOF and meaningful recovery of ABR sensitivity across vocalization frequency ranges for the mice. Using DB-OTO manufactured using our proposed clinical grade manufacturing process, we have demonstrated a dose response in the Q828X model over a 10-fold range. In wild type mice that were also dosed over this same 10-fold range with DB-OTO manufactured using our proposed clinical grade manufacturing process, we also observed good tolerability as assessed by the ABR. These findings, along with a volumetric scaling approach, were used to inform dose selection for our exploratory safety and distribution studies in Q828X mice and non-human primates, as well as the design of our good laboratory practice, or GLP, toxicology studies and planned human clinical trials.

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

Based on pre-IND feedback from the FDA and feedback from our scientific advice meetings with European regulatory authorities, we are currently conducting preclinical studies to support our planned submission of an IND to the FDA and one or more CTAs within Europe for DB-OTO. Recently completed studies characterized expression of OTOF over time following DB-OTO administration in mice and non-human primates, demonstrating that OTOF expression increased over the first several weeks before plateauing, consistent with the expression previously reported in mice, which achieved stable functional recovery. Results of these studies were used to support our GLP studies. We plan to submit the IND and/or our first CTA in 2022.

Clinical Development

Subject to the acceptance of our IND or CTA, we plan to initiate a Phase 1/2 clinical trial of DB-OTO in 2022. We have already begun to design our Phase 1/2 clinical trial. The planned doses of DB-OTO will be informed by the dose concentrations used in our dose-response studies in our Q828X mouse model and our GLP toxicology studies. Extrapolation of doses will be based on the inner ear volume across species. We have observed consistency between achieved transgene expression in mice and non-human primates when keeping the cochlear concentration of AAV constant across species by volumetric dose extrapolation.

To further support our Phase 1/2 clinical trial, we are conducting a natural history study in collaboration with Hospital Ramon y Cajal in Spain, which utilizes a database that currently is comprised of 149 patients with OTOF mutations. Data from this study were presented at the 2022 Midwinter Meeting of the Association for Research in Otolaryngology and highlighted the unmet medical need associated with OTOF deficiency. We are establishing similar collaborations at additional sites in the United States and within Europe, each of which will involve collection of physiologic, behavioral and patient-reported experience endpoints that may be used to guide the design of our Phase 1/2 clinical trial. We believe the conduct and results of these natural history studies will also encourage diagnostic practices at clinical trial sites to support patient identification for the Phase 1/2 clinical trial. In parallel, we have launched Amplify, a sponsored testing program with the genetic testing company, Invitae. Through this program, Invitae is performing genetic testing using one of its comprehensive gene panels in eligible patients with auditory neuropathy at collaborating sites. We believe this testing program will provide a greater understanding of genetic sensorineural hearing loss and promote enrollment in our future clinical trials.

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

We have been granted orphan drug designation and rare pediatric disease designation by the FDA for DB-OTO for the treatment of patients with OTOF-related, congenital hearing loss and plan to seek fast track designation for DB-OTO. Following generation of preliminary clinical data, we also plan to seek regenerative medicine advance therapy designation for DB-OTO.

AAV.103 and AAV.104

We believe that additional autosomal recessive mutations that result in congenital hearing loss can potentially be addressed by AAV gene replacement therapies. We are designing AAV.103 to restore hearing to individuals with a GJB2 deficiency, the most common cause of congenital hearing loss. Most GJB2 mutations result in severe-to-profound hearing loss, and we estimate the prevalence in the United States and the major markets in Europe is at least 280,000 individuals. GJB2 encodes the connexin 26 gap junction protein, which is expressed in non-sensory cells of the inner ear such as supporting cells. Connexins are a family of transmembrane proteins that form channels between adjacent cells. Gap junction channels are believed to be involved in the recycling of ions, such as potassium, to maintain the electric voltage needed to enable normal hearing. We are designing AAV.103 to selectively express GJB2 in only the cells that normally express GJB2, a strategy we believe could potentially restore gap junctions and restore hearing. Using our single-cell genomics capabilities, we have identified the sequence of the GJB2 promoter and a promoter/enhancer combination that selectively limited expression of a reporter gene in preclinical studies of mice. We are working in collaboration with Regeneron to develop AAV.103 and anticipate that we will identify a product candidate for our AAV.103 program in 2022.

Beyond GJB2, we are designing AAV.104 to restore hearing to individuals with an STRC deficiency, the second most common cause of autosomal recessive, non-syndromic, congenital hearing loss. We estimate that the prevalence of individuals with this form of hearing loss in the United States and the major markets in Europe is approximately 70,000. STRC is a large, extracellular, structural protein expressed in outer hair cells of the cochlea. Functional outer hair cells amplify sound within the ear, a process required for normal hearing sensitivity and frequency selectivity. AAV.104 is designed to express STRC selectively in outer hair cells, thus providing STRC specifically in its natural cellular location. We believe this strategy has the potential to restore expression of the protein and hearing in individuals with an STRC deficiency. We have identified the sequence of the STRC promoter and observed that it is selective for outer hair cells in preclinical studies of mice and nonhuman primates. We are currently conducting preclinical studies in our AAV.104 program to evaluate preclinical efficacy. We are working in collaboration with Regeneron to develop AAV.104.

Gene Therapies for Hair Cell Regeneration

We are leveraging our platform to advance gene therapy programs to regenerate inner ear hair cells for acquired hearing and balance disorders. Our DB-ATO and AAV.201 gene therapy programs aim to restore balance in patients with BVP by regenerating lost hair cells within the vestibule. We are also evaluating an additional gene therapy program to treat acquired hearing loss by regenerating cochlear outer hair cells.

Vestibular Hair Cell Regeneration

We are designing AAV-based gene therapies that utilize a proprietary vestibular supporting cell-selective promoter to express ATOH1, a transcription factor required for hair cell differentiation, alone or in combination with another reprogramming factor, in vestibular supporting cells to promote the regeneration of vestibular hair cells. We are developing these programs for the treatment of BVP.

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

Our Solution

Our vestibular hair cell regeneration programs aim to restore balance by promoting regeneration of hair cells in the vestibule within the inner ear. The intended mechanism of action is direct conversion of vestibular supporting cells into vestibular hair cells through expression of ATOH1, alone or in combination with another reprogramming factor. ATOH1 is a well-studied gene within the inner ear field as it is both necessary and sufficient to generate hair cells during development. In a number of published, independent preclinical studies, ATOH1 has been shown to convert adult vestibular supporting cells into vestibular hair cells. We have evaluated multiple AAV capsids in preclinical studies to assess their ability to reliably transduce vestibular supporting cells in both mice and non-human primates. Because many patients with BVP have normal hearing, in order to minimize any impact on hearing, we intend to utilize an AAV capsid in combination with a selective promoter to limit cochlear expression. In multiple preclinical studies, we have observed that the promoters under consideration, for example the human SLC6A14 promoter, were selective for vestibular supporting cells when delivered by intravestibular injection to the adult mouse and non-human primate ear in vivo.

We have developed two mouse models of BVP in which we can selectively ablate vestibular hair cells in vivo without killing vestibular supporting cells. In a preclinical study in these mice, as quantified in the image below, intravestibular delivery of AAV with an ATOH1 transgene under control of the human SLC6A14 promoter resulted in selective expression of ATOH1 in vestibular support cells and regeneration of vestibular hair cells in the utricle, as measured by the hair cell marker Pou4f3. Similar results were observed in the crista, one of the semicircular end organs of the vestibular system.

In Vivo Regeneration of Vestibular Hair Cells in Utricle in Mouse Model of BVP Following Delivery of ATOH1

Hair Cells
**
Pou4f3+ Nuclei Per Utricle
5000
4000
3000
2000
1000
0
Treated
Untreated

We applied our single-cell genomics and bioinformatics capabilities to characterize the newly generated hair cells in the study and confirmed that their transcriptional profiles resembled mature vestibular hair cells. We also evaluated preclinical efficacy in vivo using behavioral assays but did not observe significant functional recovery. We are continuing to evaluate whether ATOH1 expression alone might be sufficient to restore lost vestibular function. In parallel, we are currently conducting preclinical studies in our mouse models of BVP to explore whether a single AAV vector delivered with an intravestibular injection expressing a combination of ATOH1 with another reprogramming factor may further enhance maturation of specific vestibular hair cell types. We believe this combination may enable superior restoration of balance in patients with BVP. Pending the outcome of these preclinical efficacy studies, we expect to announce the target reprogramming factors for our AAV.201 program in 2022.

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

Otoprotection Therapeutic

We are developing DB-020 for the prevention of cisplatin-induced hearing loss in cancer patients receiving chemotherapy. DB-020 is a novel formulation of STS, a naturally occurring metabolite which inactivates cisplatin through covalent binding. We have optimized the DB-020 formulation for local delivery to the ear, which we believe may enable DB-020 to protect hearing without impacting the beneficial effect of cisplatin chemotherapy. We have completed a Phase 1 clinical trial of DB-020 in Australia and are currently enrolling a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial to evaluate the safety and efficacy of DB-020 in preventing hearing loss in cancer patients undergoing chemotherapy with cisplatin. We expect to report results of an interim analysis of the trial in the first half of 2022. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

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

Based on the results of our Phase 1 clinical trial, we submitted an IND for DB-020 to the FDA and initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial of DB-020 in patients undergoing treatment with cisplatin in 2019. The trial is being conducted at sites in the United States and Australia to evaluate both the safety and efficacy of DB-020 in preventing hearing loss in cancer patients with any tumor type receiving high-dose cisplatin in 21- to 28-day cycles. Patients enrolled in the trial are randomized to receive one of two doses in one ear while the contralateral ear receives placebo, enabling each patient to serve as their own control. Patients are being evaluated using pure tone audiometry, speech-in-noise, DPOAE, the Tinnitus Functional Index, and quality of life measures. Based on patient enrollment to date, we expect to report results from an interim analysis of approximately 20 patients in the first half of 2022.

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

Our relationship with Regeneron provides us access to established, research-stage AAV capabilities. We believe working with an experienced contract development and manufacturing organization, or CDMO, with an extensive history of clinical and commercial AAV expertise will enable rapid development of our lead gene therapy product candidate, DB-OTO. We have established a relationship with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc), a CDMO, to perform process development and current good manufacturing practices, or cGMP, manufacturing for DB-OTO. We expect Catalent to produce cGMP material to support clinical development of DB-OTO. Catalent has significant AAV development experience through to commercial manufacturing and has produced over 100 clinical GMP batches across multiple third-party programs utilizing the same production platform approach that will be used for the manufacture of DB-OTO. We have completed technology transfer and process development with Catalent to support ongoing cGMP manufacturing.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. Additionally, we file patent applications and in-license patents and patent applications directed to our platform, our product candidates, our programs, which includes gene therapies and related technology, methods and other related technologies. As of February 28, 2022, our owned, co-owned and in-licensed patent estate included four U.S. granted patents, ten pending U.S. non-provisional patent applications, one foreign granted patent, 58 foreign pending patent applications, eight pending Patent Cooperation Treaty, or PCT, applications and seven pending U.S. provisional patent applications.

Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

DB-OTO

With regard to our DB-OTO product candidate, we co-own with Regeneron one pending PCT application, two pending U.S. non-provisional patent applications and eight pending foreign patent applications with claims directed to compositions of matter covering DB-OTO and methods of use thereof. These applications and patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own two pending U.S. non-provisional patent applications, one pending PCT application, and six pending foreign patent applications with claims directed to compositions of matter covering DB-OTO and methods of use thereof. These applications and patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2039 and 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also exclusively license from the Regents of the University of California, and exclusively license from University of Florida, a patent family co-owned by University of Florida and Regents of the University of California comprised of a pending U.S. application with claims directed to methods of increasing expression of OTOF and eight pending foreign patent applications in such jurisdictions as Australia, China, Europe, and Japan, which if issued, are expected to expire in 2038, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also exclusively license from the University of Missouri a U.S. patent with claims directed to a hybrid dual vector system such as the system used in DB-OTO, which is expected to expire in 2030, without giving effect to any potential patent term extension assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

DB-ATO

With regard to our DB-ATO program, we own one pending U.S. provisional application, two pending PCT applications and two pending foreign patent applications with claims directed to compositions of matter covering DB-ATO and methods of use thereof. These applications and patent applications claiming the benefit of the PCT applications or the provisional application, if issued, are expected to expire between 2040 and 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

DB-020

With regards to our DB-020 product candidate, we own three granted U.S. patents with claims directed to pharmaceutical compositions covering our DB-020 product candidate or methods of mitigating hearing loss using DB-020, which are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own a pending U.S. patent application and 11 corresponding pending foreign patent applications in such jurisdictions as Australia, Brazil, Canada, China, Europe, and Japan, with claims directed to pharmaceutical compositions and methods of their use, which if issued, are expected to expire in 2039, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own a pending U.S. non-provisional patent application with claims directed to methods of mitigating hearing loss using DB-020, which if issued, is expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and 10 pending foreign patent applications in such jurisdictions as Australia, Brazil, Canada, China, Europe, and Japan. The foreign patent applications, if issued, are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Our Platform

The patent portfolio for our integrated, propriety platform includes patents and patent applications relating to our gene therapy for hair cell regeneration programs, our gene therapies for congenital, monogenic hearing loss, our gene therapy technologies, our cell-selective promoters and our formulations. Our platform portfolio is based upon our owned patent portfolio that includes patents and patent applications directed generally to the compositions of matter, pharmaceutical compositions, and methods of delivering and using the same. As of February 28, 2022, we owned or co-owned 26 pending U.S., PCT and foreign patent applications and one foreign granted patent covering components of our platform, including our cell-selective promoters. While we believe that the specific and generic claims contained in our pending applications provide protection for our platform, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our platform are projected to have a statutory expiration date in between 2037 and 2042, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of inventions.

Trademark Protection

As of February 28, 2022, we owned 43 U.S. and international trademark applications and registrations related to our business. We plan to register trademarks in connection with our products.

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

License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc.

In November 2017, we entered into a license and collaboration agreement, which was amended in October 2020, with Regeneron, or the Regeneron Agreement. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its right to extend the research term by one year to November 2023. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C preferred stock to Regeneron in consideration for its entry into the amendment, which shares converted into 791,439 shares of our common stock upon the consummation of our initial public offering.

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

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B preferred stock at price per share of $2.00, which shares converted into 989,299 shares of our common stock upon the consummation of our initial public offering. In November 2021, Regeneron exercised its right to extend the research term for one-year to November 15, 2023. Regeneron is required to pay us an extension fee of $10.0 million in the fourth quarter of 2022. If Regeneron elects to extend the term of the research program for an additional year, it will be obligated to pay us an additional $10.0 million for the final one-year extension. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in the aggregate if the collaboration product is a small molecule. Such milestone payments are intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration enabling trials.

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

Pursuant to the amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a CDMO. The $0.5 million payment is creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO as such costs are incurred and paid by us, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low- to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country. Through December 31, 2021, we had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration.

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

License Agreements with The Regents of The University of California and the University of Florida Research Foundation, Incorporated

We are a party to license agreements with each of The Regents of The University of California, or UCSF, and University of Florida Research Foundation, Incorporated, or UFRF, pursuant to which we separately and independently license from each institution patent rights they jointly own related to compositions and methods for expressing OTOF, which cover DB-OTO, our product candidate for profound hearing loss due to an otoferlin deficiency.

License Agreement with The Regents of The University of California

In October 2019, we entered into a license agreement with UCSF relating to certain patent rights related to compositions and methods for expressing OTOF, which we refer to collectively as the UCSF License.

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

In addition, if we grant a sublicense under our license from UCSF, we are also required to concurrently grant a sublicense under the UCSF License on the terms and conditions of the UCSF License.

Under the UCSF License, we are obligated to diligently proceed with the development, manufacture and sale of at least one licensed product and/or service, and to earnestly and diligently market such licensed product and/or service after receipt of any requisite regulatory approvals and in quantities sufficient to meet market demand. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UCSF under certain circumstances. For example, we have agreed to file an IND with the FDA for a licensed product or an equivalent with a foreign regulatory agency by June 30, 2022. UCSF has the right to revoke our right to sublicense the UCSF License or reduce the license to a nonexclusive license if we are unable to perform our diligence obligations.

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

License Agreement with University of Florida Research Foundation

In October 2020, we entered into a license agreement with UFRF relating to certain patent rights related to compositions and methods for expressing OTOF, which we refer to collectively as the UFRF License.

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

Under the UFRF License, we are obligated to use commercially reasonable efforts to develop, commercialize and maintain supply of licensed product. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UFRF under certain circumstances. For example, we have agreed to file an IND with the FDA for a licensed product or an equivalent with a foreign regulatory agency by June 30, 2022. UFRF has the right to terminate our license if we fail to perform our diligence obligations.

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

License Agreement with The Curators of the University of Missouri

In August 2019, we entered into a license agreement with The Curators of the University of Missouri, or the University of Missouri, which was amended in February 2021, relating to certain patent rights related to the AAV vectors we are using in the gene therapies we are developing for congenital, monogenic hearing loss due to an OTOF deficiency and due to a deficiency in another specified gene, which we refer to collectively as the University of Missouri License.

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

Under the University of Missouri License, we are obligated to use reasonable commercial efforts to advance the licensed product towards commercialization. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates. For example, we have agreed to file an IND with the FDA for a licensed product or an equivalent with a foreign regulatory agency by June 30, 2022. The University of Missouri has the right to unilaterally terminate the University of Missouri License or reduce the license to a nonexclusive license if we fail to meet such specified milestones.

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

Commercialization

We plan to directly market and commercialize our lead gene therapy product candidate, DB-OTO, if approved in the United States and Europe, by developing our own sales and marketing force, targeting ENTs and audiologists. Outside of these regions and for any other product candidates that may be approved, we intend to establish marketing and commercialization strategies for each as we approach potential approval and expect to be able to leverage our then-existing sales and marketing force. We believe that the benefits of a strategic collaboration could be particularly valuable to us with respect to the further development and commercialization of DB-020 and intend to evaluate such opportunities on the basis of the clinical data we generate in our ongoing Phase 1b clinical trial of DB-020.

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

Hearing Loss

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•
Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in preclinical development and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration. Akouos has announced that it plans to submit an IND to the FDA for AK-OTOF in the first half of 2022;
•
Frequency Therapeutics, Inc., which is developing in collaboration with Astellas Pharma Inc. FX-322, a small molecule intended to treat sensorineural hearing loss through regeneration of cochlear hair cells through activation of inner ear progenitor cells, which is currently in Phase 2 clinical trials;
•
Otonomy, Inc., or Otonomy, and Applied Genetic Technologies Corporation, which are collaborating on the development of an AAV-based gene therapy to restore hearing in individuals with profound hearing loss caused by mutation of the GJB2 gene. Otonomy has announced that it plans to submit an IND to the FDA for OTO-825 in the first half of 2023; and
•
Sensorion SA, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development.

We are aware of product candidates in development to protect against chemotherapy-induced ototoxicity, including PEDMARK, a formulation of STS delivered via systemic injection, being developed by Fennec Pharmaceuticals, Inc., or Fennec, for the prevention of platinum-induced ototoxicity in pediatric cancer patients with localized, non-metastatic, solid tumors. In August 2020 and in November 2021, Fennec received complete response letters from the FDA for its New Drug Application, or NDA, for PEDMARK. We are also aware of LPT99, a small molecule being developed by Spiral

Therapeutics, Inc. that is in Phase 1 clinical trials for prevention of chemotherapy related hearing loss, D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals, Inc. for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy.

Balance Disorders

We are aware of other companies developing product candidates for balance disorders, including Sound Pharmaceuticals, Inc. which is pursuing treatments for Meniere’s Disease.

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

Regulation of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Biologic products, including gene therapy products, are licensed for marketing under the Public Health Service Act, or PHSA, and regulated under the FDCA and implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. We, along with our vendors, collaboration partners, clinical research organizations, or CROs, clinical trial investigators, and CDMOs will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

A drug candidate must be approved by the FDA through an NDA. A biological product candidate is licensed by FDA through a biologics license application, or BLA. A company, institution or organization that takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new product in the United States must typically undertake the following:

•
completion of extensive preclinical laboratory tests, animal studies and formulation studies in compliance with applicable regulations, including the FDA’s GLP regulations and standards and other applicable regulations;
•
design of a clinical protocol and submission to the FDA of an IND application for human clinical testing, which must take effect before human clinical trials may begin;
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

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of chemistry, toxicity and formulation, purity and stability, as well as in vitro and animal studies to assess the potential safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

The IND

An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved application. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational product and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time and imposes a clinical hold on the IND or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. The FDA may nevertheless initiate a clinical hold after the 30 days if, for example, significant public health risks arise.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Manufacturing and Other Regulatory Requirements

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, a marketing application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a Pediatric Research Equity Act, or PREA, Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption.

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

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing, and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products and gene therapies for rare diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each stage of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a five-year period.

For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with Good Tissue Practices, or GTP. These standards are found in FDA regulations and guidance that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Submission and Filing of NDAs and BLAs

If clinical trials are successful, the next step in the development process is the preparation and submission to the FDA of a marketing application. The application is the vehicle through which sponsors formally propose that the FDA approve a new drug or biologic for marketing and sale in the United States for one or more indications. The application must contain a description of the manufacturing process and quality control methods, as well as results of all preclinical studies, toxicology studies and clinical trials, including negative or ambiguous results as well as positive findings, and proposed labeling, among other things. Every new product candidate must be the subject of an approved application before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee. Further, the sponsor of an approved application is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an application, the FDA conducts a preliminary review of the application within 60 calendar days of its receipt and must inform the sponsor by that time or before whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the sponsor. The FDA may request additional information and studies, and the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the NDA or BLA is accepted for filing, the FDA sets a user fee goal date that informs the sponsor of the specific date by which the FDA intends to complete its review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to specified performance goals in the review process of applications. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. The FDA reviews NDAs and BLAs to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product candidate is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

The FDA is also required to refer an application for a novel product candidate to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on an Application

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. The FDA may approve an NDA for a drug product if it determines that the product is safe and effective for its proposed use. In each case, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the BLA or NDA. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter.

If the application is not approved, the FDA will issue a complete response letter, which will contain details of the deficiencies in the submission and the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA, withdraw the application or request a hearing. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed. If a complete response letter is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. The FDA may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. If the FDA concludes a REMS is needed, the sponsor must submit a proposed REMS, and the FDA will not approve the NDA or BLA without an approved REMS, if required. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy, Priority Review, and Regenerative Medicine Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they demonstrate the potential to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation, and regenerative medicine advanced therapy designation. The purpose of these programs is to provide important new drugs to patients earlier than under standard review procedures. None of these expedited programs change the standards for approval but each may help expedite the development or approval process governing product candidates.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act requiring the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of “rare pediatric diseases” by, upon initial approval of an application meeting certain specified criteria, providing companies with a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease product receiving a priority review voucher may sell or otherwise transfer the voucher to another company. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted an application relying on the priority review voucher. The FDA may also revoke any priority review voucher if the rare pediatric disease product for which the voucher was awarded is not marketed in the United States within one year following the date of approval.

In order to receive a priority review voucher upon BLA or NDA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition to receiving rare pediatric disease designation, in order to receive a priority review voucher, the NDA or BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

The Rare Pediatric Disease Priority Review Voucher Program was scheduled to expire after September 30, 2020. After that, only drugs designated as rare pediatric treatments and approved by the FDA by October 1, 2022, could receive a voucher. In December 2020, however, Congress renewed the program as part of the 2021 Coronavirus Response and Relief Supplemental Consolidated Appropriations Act through the federal fiscal year 2024. Thus, under the current statutory sunset provisions, the FDA may only award priority review vouchers for approved rare pediatric disease product applications if sponsors have rare pediatric disease designation for the drug granted by September 30, 2024. The FDA may not award any rare pediatric disease priority review vouchers after September 30, 2026.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

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

If a product with orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. For large molecule drugs, including gene therapies, sameness is determined based on the principal molecular structural features of a product. As applied to gene therapies, the FDA issued final guidance in September 2021 suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. The FDA also intends to consider whether additional features of the final gene therapy product, such as regulatory elements and the cell type that is transduced (for genetically modified cells), should also be considered to be principal molecular structural features.

The period of market exclusivity begins on the date that the marketing application is approved by the FDA. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Further, orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety, which is the molecule or ion responsible for the action of the drug substance, that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.

Section 505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, a sponsor may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on FDA’s previous findings of safety and/or effectiveness for an approved drug product, and may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference listed drug, or RLD. The FDA may then approve the new product candidate for all, or some, of the label indications for which the RLD has been approved, as well as for any new indication sought by the 505(b)(2) sponsor.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When a 505(b)(2) sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book, except for patents covering methods of use for which the sponsor is not seeking approval. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book.

Specifically, the sponsor must certify with respect to each patent that:

•
the required patent information has not been filed;
•
the listed patent has expired;
•
the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•
the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved RLD’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the sponsor does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the sponsor is not seeking approval).

If the 505(b)(2) sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the sponsor. The 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) sponsor.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act included a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021, and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars in the United States.

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

Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state regulated, to regulate the use of biosimilars.

Patent Term Restoration and Extension

A patent claiming a new product or its method of use may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

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

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND application alone, or both an IND- and IDE-application.

In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use/indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain premarket approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or the EMA, and available to clinical trial sponsors, competent authorities of the European Union Member States and the public.

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting European Union Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned European Union Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the European Union Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different European Union Member States, the competent authorities in each of these European Union Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

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

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Specialized Procedures for Gene Therapies

The EMA’s CAT is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for somatic cell therapy medicinal products and require that we comply with these new guidelines. Similarly, complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s cGMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Approval of Companion Diagnostic Devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the European Union Medical Devices Regulation (Regulation (EU) 2017/745), or MDR which came into force on May 26, 2021, and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (EU) 2017/746, which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent regulation. Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Trade and Cooperation Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Trade and Cooperation Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising of England, Scotland and Wales, under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, which was enacted in January 2013, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Human Capital Resources

Employees

As of March 9, 2022, we had 62 full-time employees, including a total of 31 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 43 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior. We believe that we will Succeed Through Diversity (one of our core values). We are committed to building a diverse employee population to enhance our ability to advance new drugs and benefit from our employees’ broad range of experiences. At our company, compensation and advancement are based on qualifications, performance, skills and experience without regard to gender, race and ethnicity or any other status protected by applicable law.

Competitive Pay & Benefits

We strive to provide pay, comprehensive benefits, and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay; comprehensive healthcare benefits package for employees, with family member healthcare benefits covered at 80%; a health reimbursement account with company contribution; commuter benefits; unlimited discretionary paid time off and paid holidays; full pay for 12 weeks of parental leave; family medical leave; and hybrid and flexible work schedules. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants. We also sponsor a 401(k) plan with a 4% match, with immediate vesting.

Employee Development & Training

We focus on attracting, retaining, and cultivating talented individuals. Employees are encouraged to attend scientific, clinical, and technological meetings and conferences and have access to broad resources they need to be successful. We actively work with managers to develop, create, and support individual development plans for our employees.

Safety

The safety, health, and wellness of our employees is a top priority. In response to the COVID-19 pandemic, we have implemented safety protocols including frequent testing and increased cleaning procedures. These protocols are designed to comply with health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

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

Since inception, we have incurred significant operating losses. Our net losses were $51.8 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $214.5 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our initial public offering, or IPO. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

•
submit an investigational new drug application, or IND, or clinical trial application, or CTA, and initiate a planned Phase 1/2 clinical trial of our lead gene therapy product candidate, DB-OTO, for the treatment of profound hearing loss due to mutation of the otoferlin, or OTOF, gene;
•
continue our current research programs and our preclinical development of DB-OTO, AAV.103, AAV.104, AAV.201, DB-ATO and any product candidates that may arise from our current or future research programs;
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
•
hire additional clinical, research, development, scientific, regulatory and quality control personnel;
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

We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than the amounts we are entitled to under the Regeneron Agreement. As of December 31, 2021, we had $11.4 million of unbilled receivables from Regeneron. This balance reflects $10.0 million for the one-year extension and $1.4 million representing the remaining unbilled balance of the $10.5 million of reimbursable costs from the Regeneron Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $196.3 million to offset future federal taxable income. Federal net operating losses, or NOLs, of $41.7 million will expire beginning in 2033. As of December 31, 2021, we had NOLs of $154.6 million which had an indefinite life. As of December 31, 2021, we had state net operating loss carryforwards of $187.9 million to offset future state taxable income, which will begin to expire in 2035. As of December 31, 2021, we had foreign net operating loss carryforwards of approximately $3.0 million to offset future foreign taxable income, which do not expire. As of December 31, 2021, we had federal research and development tax credit carryforwards of $1.2 million, which expire beginning in 2033, and state research and development tax credit carryforwards of $0.8 million, which expire beginning in 2032. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017, or TCJA, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

We are very early in our development efforts. We have advanced only one product candidate, DB-020, into clinical trials, and it is still in early clinical trials. In addition, we have identified only one gene therapy product candidate, DB-OTO, which is in preclinical development. We expect to submit an IND to the FDA or a CTA within Europe with respect to DB-OTO in 2022. Additionally, we have a portfolio of programs, including those listed in the “Business—Our Pipeline” section of this Annual Report on Form 10-K, that are in earlier stages of preclinical development and may never identify another gene therapy product candidate or advance a gene therapy product candidate to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not sought regulatory approval for DB-OTO or any other product candidate and do not expect to be in a position to do so for the foreseeable future. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to DB-OTO. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of DB-OTO. We cannot be certain that DB-OTO will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of DB-OTO, or if DB-OTO does not receive regulatory approval, fails to achieve significant market acceptance or fails to receive reimbursement, we would be delayed in our ability to achieve profitability, if ever.

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
•
the potential direct or indirect impact of the COVID-19 pandemic;
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

In addition to side effects caused by the product candidate itself, the administration process also can cause side effects. Although the procedure we have developed to deliver our gene therapy product candidate is based on the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure, any surgical procedure runs risks related to infection and damage to parts of the body adjacent to the treated area. In addition, until we are able to test the procedure on humans, we cannot be certain that our delivery mechanism will be successful. If side effects were to occur in connection with the surgical procedure during our planned clinical trials or if we fail to successfully apply our delivery approach in humans, our clinical trials could be suspended or terminated.

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

A number of factors common to the manufacturing of biologics and small molecules could also cause production issues or interruptions for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, public health epidemics, disruption in utility services, terrorist activities or "acts of God" that are beyond our or our contract manufacturers’ control. It is often the case that early-stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates.

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

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•
Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in preclinical development and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration. Akouos has announced that an IND filing for AK-OTOF is anticipated in the first half of 2022;
•
Frequency Therapeutics, Inc., which is developing in collaboration with Astellas Pharma Inc. FX-322, a small molecule intended to treat sensorineural hearing loss through regeneration of cochlear hair cells through activation of inner ear progenitor cells, which is currently in Phase 2 clinical trials;
•
Otonomy, Inc., or Otonomy, and Applied Genetic Technologies Corporation, which are collaborating on the development of an AAV-based gene therapy to restore hearing in individuals with profound hearing loss caused by mutation of the GJB2 gene. Otonomy has announced that the pre-IND meeting for OTO-825 is complete and IND-enabling activities are underway with an IND filing anticipated in the first half of 2023; and
•
Sensorion SA, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development.

We are aware of product candidates in development to protect against chemotherapy-induced ototoxicity, including PEDMARK, a formulation of STS delivered via systemic injection, being developed by Fennec Pharmaceuticals, Inc., or Fennec, for the prevention of platinum-induced ototoxicity in pediatric cancer patients with localized, non-metastatic, solid tumors. In August 2020 and in November 2021, Fennec received complete response letters from the FDA for its New Drug Application, or NDA, for PEDMARK. We are also aware of LPT99, a small molecule being developed by Spiral Therapeutics, Inc. that is in Phase 1 clinical trials for prevention of chemotherapy related hearing loss, D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals, Inc. for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy.

We are aware of other companies developing product candidates for balance disorders, including Sound Pharmaceuticals, Inc., which is pursuing treatments for Meniere’s Disease.

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

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. For example, such a termination may occur if we fail to meet specified development, regulatory and commercialization milestones by specified dates under our license agreements with the University of California, San Francisco, the University of Florida and the University of Missouri, including our obligation to file an IND with the FDA for a licensed product under such license agreements or an equivalent with a foreign regulatory agency by June 30, 2022. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

The patent prosecution process is expensive, time-consuming and complex, and we and our licensors may not be able to file, prosecute, maintain, defend, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any patents to prevent others from using such technology for, and developing and marketing competing products to treat, certain indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we would not be able to prevent any third party from using any of our technology that is in the public domain to compete with any product candidates we may develop.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising of England, Scotland and Wales, under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

The FDA has several designations that have the potential to accelerate the regulatory review and approval process, including the fast track, breakthrough therapy and regenerative medicine advanced therapy designations. Each of these designations has specific requirements and, if granted, has the potential for a non-conventional FDA review process. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity. In addition, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. Any such designation or priority review status does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive one or more of these designation for our product candidates, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA has broad discretion with respect to whether or not to grant such designations or priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. In addition, the FDA may withdraw a designation if it believes that the designation is no longer supported by data from our clinical development program. Moreover, fast track, breakthrough therapy, or regenerative medicine advanced therapy designations alone do not guarantee qualification for the FDA’s priority review procedures. Nor do they assure approval of any of our candidate products.

We may seek PRIME Designation in the European Union for one or more of our product candidates but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the European Union, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a Committee for Human Medicinal Products rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. A priority review voucher for priority review authorizes review of a marketing application in six months, compared to the standard timeframe of approximately 10 months.

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

The FDA has granted rare pediatric disease designation for DB-OTO for the treatment of OTOF-related, congenital hearing loss. We cannot be certain that we will receive approval for this product candidate or any other of our rare pediatric disease designated product candidates prior to the statutory sunset date, if ever. Moreover, even if we believe that our marketing application meets the other requirements to be eligible to receive a priority review voucher upon approval, the FDA may disagree. Further, if we do not obtain approval of our application for DB-OTO for of OTOF-related, congenital hearing loss by the applicable dates, and if the Priority Review Voucher Program is not further extended by congressional action, we may not receive a priority review voucher.

We have been granted orphan drug designation for our lead gene therapy product candidate, DB-OTO. We may not be able to obtain orphan drug exclusivity for one or more of our other product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

We received orphan drug designation for DB-OTO in the United States. We may seek orphan drug designation in other indications or for any other product candidates we develop. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the FDA must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, with respect to the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity in the context of gene therapies, the FDA issued final guidance in September 2021 suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Further, if our gene therapy product candidate is considered the “same” as another product for the same indication, and the other product is designated as an orphan drug and receives approval first, our product would be blocked from approval by the orphan drug exclusivity afforded to the other product unless it qualifies for an exception to that exclusivity.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We are conducting, and intend in the future to conduct, clinical trials for certain of our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting, and intend in the future to conduct, one or more of our clinical trials with trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay our development of our product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us or the trial results. Risks inherent in conducting international clinical trials include:

• clinical practice patterns and standards of care that vary widely among countries;

• non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;

• administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;

• foreign exchange rate fluctuations; and

• diminished protection of intellectual property in some countries.

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

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug product.

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
•
our reputation may suffer.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a REMS.

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to European Union Member State laws. The failure to comply with these and other European Union requirements can also lead to significant penalties and sanctions.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians, other healthcare providers and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and state and local laws that require drug manufacturers to register pharmaceutical sales representatives.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and executive and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, the CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester until 2031, but Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter

Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Current and future legislative efforts may limit the costs for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, the U.S. Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

Outside the United States, in some countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of PPACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. Three vaccines for COVID-19 were granted authorization for public use by the FDA in 2021. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to pursue marketing approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions.

In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we previously restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and required that most of our employees work remotely. In February 2022 we re-opened our facility to all of our employees. In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Our executive officers and directors and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 9, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares of common stock representing approximately 39.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 9, 2022, we had 24,956,347 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act or 1933, as amended, or the Securities Act, in the case of our affiliates.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC under the JOBS Act or a smaller reporting company with less than $100 million in annual revenue, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We may remain an EGC until December 31, 2026. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely and such NOLs arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings (subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Additional tax legislation may also be enacted, and any such legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA and such other additional tax legislation.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations, cash flows and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record of Our Common Stock

As of March 9, 2022, there were approximately 84 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds from Registered Securities

On February 17, 2021, we closed our initial public offering, or IPO, in which we issued and sold 7,062,000 shares of our common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for aggregate gross proceeds of $137.9 million. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-252347), which was declared effective by the SEC on February 11, 2021.

The aggregate net proceeds to us from the public offering, inclusive of the proceeds from the underwriters' partial exercise of their option to purchase additional shares, was approximately $124.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $13.1 million. As of December 31, 2021, we have used approximately $47.8 million of the net proceeds from the IPO. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

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

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to mutation of the otoferlin, or OTOF, gene. In addition to DB-OTO, we are advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene and AAV.104 to restore hearing in individuals with mutations in the stereocilin, or STRC, gene. We have gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss, which we are currently evaluating in patients in a Phase 1b clinical trial.

Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. On February 5, 2021, we issued and sold 15,870,209 shares of our Series D convertible preferred stock for $27.4 million of aggregate cash proceeds, net of issuance costs. On February 17, 2021, we completed an initial public offering, or IPO, of our common stock in which we issued and sold 7,062,000 shares of our common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, for aggregate net proceeds of $125.0 million. Upon the closing of our IPO, all of our outstanding shares of convertible preferred stock automatically converted into 16,662,011 shares of common stock. Subsequent to the closing of our IPO, there were no shares of preferred stock outstanding. To date, we have financed our operations primarily with proceeds from sales of our convertible preferred stock (including borrowings under convertible promissory notes, which converted into convertible preferred stock in 2015), payments under our license and collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our IPO.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $51.8 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $214.5 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
submit an investigational new drug application, or IND, or clinical trial application, or CTA, and initiate a planned Phase 1/2 clinical trial of DB-OTO for the treatment of profound hearing loss due to mutation of the OTOF gene;
•
continue our current research programs and our preclinical development of DB-OTO, AAV.103, AAV.104, AAV.201, DB-ATO and any product candidates that may arise from our current or future research programs;
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
•
hire additional clinical, research, development, scientific, regulatory and quality control personnel;
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

As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities of $162.3 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we previously restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and required that most of our employees work remotely. In February 2022 we re-opened our facility to all of our employees. Screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. We have also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, we and the third-party manufacturers, contract research organizations and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic and supply chain disruptions.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. The extent of the impact of COVID-19 on our business will depend on the length and severity of the pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on our preclinical studies, current and planned clinical trials, employees and vendors, which is uncertain and cannot be predicted. The pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.

License and Collaboration Agreement with Regeneron

In November 2017, we entered into a license and collaboration agreement with Regeneron, or the Regeneron Agreement. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its right to extend the research term and extended the research term by one year to November 2023. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment.

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. Regeneron is provided two options to extend the research term for a one-year period each and is obligated to pay us $10.0 million for each extension. The first option to extend the research term was exercised by Regeneron in November 2021. The $10.0 million fee is payable in the fourth quarter of 2022.On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which began at initiation of manufacturing to support GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials. Through December 31, 2021, we had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration.

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

As of December 31, 2021, we had unbilled receivables of $11.4 million due from Regeneron, comprised of $1.4 million for the remaining balance of reimbursable third-party costs related to IND enabling studies for DB-OTO and $10.0 million relating to Regeneron exercising its right to extend the research term by one year to November 2023.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view all consideration received from Regeneron as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our consolidated statements of operations and comprehensive income (loss). As such, we are recognizing total consideration of $46.9 million, comprised of the $25.0 million upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the amendment, the reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, the $5.5 million of cumulative milestone payments received, and the $10.0 million extension payment due in the fourth quarter of 2022, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our consolidated statements of operations and comprehensive income (loss) based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. We recognized $11.0 million and $2.0 million as contra-research and development expenses during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had $11.4 million and $1.2 million of accounts receivable due from Regeneron, respectively. As of December 31, 2021 and 2020, we had total deferred collaboration liabilities of $24.5 million and $15.2 million on our consolidated balance sheet, respectively. As of December 31, 2021 and 2020 we had $8.1 million and $11.0 million of current deferred collaboration liabilities, respectively, and $16.4 million and $4.2 million of long-term deferred collaboration liabilities, respectively. See Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

The following table reflects our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Year Ended December 31,
	2021	2020
DB-OTO	$18,007	$2,620
DB-020	1,831	2,164
Personnel-related (including stock-based compensation)	9,425	11,702
Other indirect research and development expenses	584	8,836
Total research and development expenses	$29,847	$25,322

Consideration we receive under our license and collaboration agreement with Regeneron is being recognized as a reduction to research and development expense (contra-research and development expense) in our consolidated statements of operations and comprehensive income (loss) based on our progress towards completion of our research activities under the research plan for the collaboration. For purposes of the table above, recognition of consideration received from Regeneron is included as a reduction of other indirect research and development expenses. For the years ended December 31, 2021 and 2020, we recognized contra-research and development expense of approximately $11.0 million and $2.0 million, respectively, related to consideration received from Regeneron.

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
•
the continued acceptable safety profiles of the product candidates following approval; and
•
the effects of the COVID-19 pandemic on our research and development employees, contractors and those who may participate in our studies.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Interest Income

Interest income consists of interest income earned from our cash, cash equivalents and available-for-sale securities.

Other Income, net

Other income, net primarily consists of income received from the sale of consumables and other supplies to third parties that we were not using and were not planning to use in the future.

Income Taxes

Since our inception, we have not recorded any U.S. federal, foreign, or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as it is more likely-than-not that these benefits will not be realized. We have U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards to offset future taxable income. We have recognized a reserve for a foreign uncertain tax position and recorded a foreign tax provision.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Restructuring

In January and May 2020, we had a reduction in force that included 45 full-time employees, which represented approximately 52% of our full-time employee workforce. The reduction in force was primarily comprised of positions related to research and general and administrative services and was implemented in connection with our determination to focus and reprioritize our resources on gene therapy programs for hearing and balance disorders and to eliminate our research efforts on other discovery programs for hearing loss. As a result of the reduction, we incurred expenses of approximately $3.5 million, comprised of termination benefits including severance, benefits and other payroll-related charges. During the first quarter of 2020, we established retention agreements with certain key employees, including one of our executive officers. Under the terms of these agreements, we agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were due upon execution of the retention agreements. The second payments of $0.4 million in the aggregate were paid to the key employees upon the closing of the Series D financing in November 2020. The third payments of $0.5 million in the aggregate were paid in January 2021, including payments to certain employees who were required to remain employed through January 1, 2022 in order to retain the first and third payments. These prepayments were amortized over the remaining employee service terms under the retention agreements.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for each period presented (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$29,847	$25,322	$4,525
General and administrative	20,384	14,241	6,143
Total operating expenses	50,231	39,563	10,668
Loss from operations	(50,231)	(39,563)	(10,668)
Other income:
Interest income	193	55	138
Other income	12	171	(159)
Total other income, net	205	226	(21)
Net loss before provision for income taxes	(50,026)	(39,337)	(10,689)
Provision for income taxes	(1,797)	—	(1,797)
Net loss	$(51,823)	$(39,337)	$(12,486)

Research and Development Expenses

The following table summarizes our research and development expenses for each period presented (in thousands):

	Year Ended December 31,
	2021	2020	Change
DB-OTO	$18,007	$2,620	$15,387
DB-020	1,831	2,164	(333)
Personnel-related (including stock-based compensation)	9,425	11,702	(2,277)
Other indirect research and development expenses	584	8,836	(8,252)
Total research and development expenses	$29,847	$25,322	$4,525

Research and development expenses for the year ended December 31, 2021 were $29.8 million, compared to $25.3 million for the year ended December 31, 2020. The increase of $4.5 million was primarily attributable to the following:

•
$15.4 million increase in expenses incurred to advance our DB-OTO program, primarily attributable to an increase of $12.8 million in third-party costs associated with manufacturing and GLP toxicology studies, $1.6 million in consulting services to support our research and development and $1.0 million related to other research activities;
•
$0.3 million decrease in expenses incurred to advance our DB-020 program, driven primarily by a decrease in clinical activity as a result of reduced enrollment in our clinical program from delays due to the COVID-19 pandemic;
•
$2.3 million decrease in personnel-related expenses incurred primarily due to $2.7 million incurred in 2020 associated with severance and retention payouts incurred as part of our restructuring, partially offset by increased research and development headcount in 2021; and
•
$8.3 million decrease in other indirect research and development expenses incurred primarily attributable to an increase of $9.0 million in contra-research and development expenses recognized based on progress achieved under the Regeneron Agreement, partially offset by an increase of $0.9 million in third-party costs associated with ongoing research and development efforts. Included in other indirect research and development expenses were $11.0 million and $2.0 million of contra-research and development expenses for the years ended December 31, 2021 and 2020, respectively, recognized pursuant to our collaboration agreement with Regeneron.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2021 were $20.4 million, compared to $14.2 million for the year ended December 31, 2020. The increase of $6.2 million was primarily attributable to the following:

•
$4.2 million increase in annual D&O insurance costs, audit fees and other regulatory fees associated with operating as a public company; and
•
$1.9 million increase in professional fees, driven primarily by expenses related to consulting and accounting advisory services, as well as an increase in personnel-related costs due to an increase in headcount.

Interest Income

Interest income for the year ended December 31, 2021 and 2020 primarily consisted of interest income from our investments in available-for-sale securities.

Other Income, net

Other income, net for the year ended December 31, 2021 and 2020 primarily consisted of income received from the sale of consumables and other supplies to third parties that we were not using and were not planning to use in the future.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2021, was due to the recognition of an income tax expense of $1.8 million related to an uncertain tax position in a foreign jurisdiction and a foreign tax provision.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through December 31, 2021, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $39.9 million from our collaboration agreement with Regeneron and $125.0 million from the issuance and sale of our common stock in our IPO.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(43,150)	$(32,661)
Investing activities	(100,995)	(13,013)
Financing activities	152,510	54,853
Net increase in cash, cash equivalents and restricted cash	$8,365	$9,179

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

During the year ended December 31, 2021, net cash used in operating activities of $43.2 million was primarily due to our net loss of $51.8 million, partially offset by net non-cash expenses of $5.2 million and changes in operating assets and liabilities of $3.5 million.

During the year ended December 31, 2020, net cash used in operating activities of $32.7 million was primarily due to our net loss of $39.3 million and changes in operating assets and liabilities of $2.2 million, partially offset by net non-cash expenses of $4.4 million.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities of $101.0 million was primarily due to purchases of available-for-sale securities of $197.5 million and purchases of property and equipment of $0.8 million, partially offset by maturities of available-for-sale securities of $97.1 million and proceeds from sale of property and equipment of $0.1 million.

During the year ended December 31, 2020, net cash provided by investing activities of $13.0 million was primarily due to purchases of available-for-sale securities of $26.6 million and purchases of property and equipment of $0.3 million, partially offset by maturities of available-for-sale securities of $13.8 million and proceeds from sale of property and equipment of $0.1 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities of $152.5 million consisted primarily of proceeds from the issuance and sale of common stock, net of cash paid for offering costs, in connection with our IPO of $125.0 million, and proceeds from the issuance and sale of our Series D convertible preferred stock of $27.4 million, net of cash paid for offering costs.

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

As of December 31, 2021, we had cash, cash equivalents and available-for-sale securities of $162.3 million. We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not have any committed external source of funds, other than amounts we are entitled to under the Regeneron Agreement. As of December 31, 2021, we had $11.4 million of unbilled receivables from Regeneron. This balance reflects $10.0 million for the one-year extension and $1.4 million representing the remaining unbilled balance of the $10.5 million of reimbursable costs from the Regeneron Agreement. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of holders of our common stock.

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

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations.

We lease and sublease, as sublessee, building space at 1325 Boylston Street in Boston, Massachusetts. Our operating lease and sublease expire in June 2027 and January 2027, respectively. Our lease and sublease both contain rent escalation provisions over their respective lease terms, and we are obligated to pay our ratable portions of operating expenses and taxes. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. Our lease and sublease are secured by letters of credit totaling $1.0 million. During the year ended December 31, 2021, we were obligated to make base rent payments totaling $3.5 million, excluding our ratable portions of operating expenses and taxes. Base rent will be subject to annual rent increases between 2% to 3%, thereafter. We are obligated to make cumulative rent payments of $20.3 million over the remaining lease and sublease terms, excluding operating expenses, taxes and the extension term.

Offsetting a portion of our rent obligations, we sublease, as sublessor, a portion of our office and laboratory space to a third-party. The lease term commenced in March 2020 and was to continue for twenty-four months. Annual base rent to be received from the sublessee was $1.1 million for each year during the sublease term. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. In May 2021, the sublease was amended to extend the lease term through October 2022. During the extension term, base rent will total $1.7 million.

In August 2019, we entered into a license agreement with The Curators of the University of Missouri, or the University of Missouri, which was amended in February 2021, relating to certain patent rights. Pursuant to the agreement, we agreed to pay a low single-digit royalty on annual net sales of licensed products sold and are obligated to make milestone payments on a licensed-product-by-licensed-product basis totaling up to $0.8 million in the aggregate upon the achievement of certain development and regulatory milestones and up to $13.1 million in the aggregate upon the achievement of certain commercial sales milestones. We are also required to pay the University of Missouri a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time.

In October 2019, we entered into a license agreement with The Regents of the University of California, or UCSF, relating to certain patent rights. Pursuant to the agreement, we agreed to pay UCSF low single-digit royalties on annual net sales of licensed products and services and make contingent milestone payments totaling up to $0.5 million upon the achievement of certain regulatory milestones and up to $5.0 million upon the achievement of certain commercial sales milestones. We are also required to pay UCSF a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time.

In October 2020, we entered into a license agreement with the University of Florida Research Foundation, Incorporated, or UFRF, related to certain patent rights. Pursuant to the agreement, we have agreed to pay UFRF a low single-digit royalty on annual net sales of licensed products and make contingent milestone payments totaling up to $0.8 million in the aggregate upon the achievement of certain clinical and regulatory milestones and up to an additional $11.2 million in the aggregate upon the achievement of certain commercial sales milestones. We are also required to pay UFRF a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time.

We have agreements with certain vendors for various services, including services related to preclinical and clinical operations and support, for which we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination and the exact terms of the relevant agreement and cannot be reasonably estimated.

In addition, we enter into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners. The term of these indemnification agreements is generally perpetual upon execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements cannot be reasonably estimated.

Critical Accounting Estimates and Significant Judgments

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

We believe the following accounting estimates used in the preparation of our consolidated financial statements have the most significant level of estimation uncertainty and have and are reasonably likely to have a material impact on our financial condition and results of operations. For a more detailed description of our significant accounting policies, see Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Collaboration Agreements

While we account for the Regeneron Agreement in accordance with ASC 808, Collaborative Arrangements, we analogize to the guidance under ASC 606, Revenue with contracts from customers, to measure progress under the collaboration over time. We measure progress using a proportional performance measure based on actual research and development costs incurred relative to total estimated research and development costs to be incurred by us under the Regeneron Agreement. We account for the consideration we receive under the Regeneron Agreement as a reduction to research and development expense (contra-research and development expense) in our consolidated statements of operations and comprehensive income (loss) based on our progress towards completion of our research activities under the research plan. Actual costs incurred are discussed in more detail below. The unrecognized portion of consideration received under the Regeneron Agreement is recorded as a deferred collaboration liability in our consolidated balance sheets.

The critical estimate in measuring such progress is the estimation of the total costs to complete our remaining obligations under the Regeneron Agreement. This includes a number of estimates and assumptions which contemplate both objective and subjective factors. Primary inputs to the estimate to complete our remaining performance obligations include the estimated costs of internal personnel cost and third-party costs to support research and development activities through IND acceptance of multiple potential targets. We forecast personnel costs based on a fully burdened full-time equivalent, or FTE, rate and the expected FTE required as the research plan progresses. This assumption considers our contractual minimum diligence effort measured based on a minimum number of FTE, actual FTE’s incurred and trends therein that may be indicative of future effort, and forecasted changes in FTE based on the requirements under the research plan as well as any anticipated changes in headcount we expect to experience. We forecast third-party costs to support research and development activities based on the requirements under the research plan, historical experience and negotiated rates with vendors. Finally, we forecast third-party costs related to IND-enabling studies based on historical experience, feedback received from regulators and published, publicly available industry estimates.

Our estimates may vary relative to actual costs incurred for various reasons including number of targets being pursued, changes in scope, feedback from regulators, developments in the science over the term of the research plan and changes in costs for supplies, consumables and other materials needed for the collaboration. We actively monitor these estimates relative to actual costs incurred and update our forecasts when and as necessary. These variances represent changes in estimate and may result in material changes in recognition of contra-research and development expense over the term of the collaboration.

Research and Development Expenses and Related Accruals

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs and laboratory supplies, depreciation, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities. Research and development expenses comprise a significant portion of our operating expenses and are a primary input in the measurement of progress under our license and collaboration agreement with Regeneron. All costs associated with research and development activities are expensed as incurred.

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

Fair Value of Stock-Based Awards

We determine the fair value of restricted stock awards in reference to the fair value of our common stock less any applicable purchase price. We estimate the fair value of our stock options granted with service-based conditions using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of our common stock. Due to the lack of a public market for the trading of our common stock prior to the completion of our IPO, and a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero as we have no current plans to pay any dividends on common stock. We have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis

Determination of Fair Value of Common Stock

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 or 2020.

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

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded that it was effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Our independent registered public accounting firm is Ernst & Young LLP, Boston, MA, PCAOB Auditor Firm ID: 42.

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

4.3

Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, File No. 001-40030, filed March 29, 2021).

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

10.16#

Consulting Agreement, dated as of November 11, 2019, as amended, by and between the Registrant and Laurence Reid, Ph.D. (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

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

10.23#	Form of Severance and Change in Control Benefits Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-40030, filed August 10, 2021).

10.24#	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021)

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

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

DECIBEL THERAPEUTICS, INC.

Date: March 18, 2022	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurence Reid	President and Chief Executive Officer, Director (Principal Executive Officer)	March 18, 2022
Laurence Reid, Ph.D.

/s/ Elisabeth Leiderman	Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	March 18, 2022
Elisabeth Leiderman, M.D.

/s/ William H. Carson	Director and Chairman of the Board	March 18, 2022
William H. Carson, M.D.

/s/ Neil Exter	Director	March 18, 2022
Neil Exter

/s/ Alison Finger	Director	March 18, 2022
Alison Finger, MBA

/s/ Matthew Foy	Director	March 18, 2022
Matthew Foy

/s/Saraswathy Nochur	Director	March 18, 2022
Saraswathy Nochur, Ph.D.

/s/ Peter A. Thompson	Director	March 18, 2022
Peter A. Thompson, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Decibel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Decibel Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 18, 2022

DECIBEL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,455	$27,742
Available-for-sale securities	112,292	26,568
Accounts receivable from related party	11,402	1,237
Prepaid expenses and other current assets	4,042	2,281
Total current assets	164,191	57,828
Available-for-sale securities, long-term	13,547	—
Property and equipment, net	5,611	6,337
Other assets	1,128	3,120
Total assets	$184,477	$67,285
Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,012	$2,131
Accrued expenses and other current liabilities	7,712	5,665
Deferred collaboration liability, current	8,118	10,968
Deferred rent and lease incentive obligation, current	696	610
Total current liabilities	20,538	19,374
Long-term liabilities:
Deferred collaboration liability, long term	16,431	4,177
Deferred rent and lease incentive obligation, long term	4,208	4,901
Other long-term liabilities	1,611	523
Total liabilities	42,788	28,975
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2021; 57,758,734 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $40,284 at December 31, 2020	—	16,176
Series B convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2021; 12,500,000 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $16,334 at December 31, 2020	—	5,700
Series C convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2021; 37,528,581 shares authorized, issued and outstanding at December 31, 2020; aggregate liquidation preference of $45,457 at December 31, 2020	—	16,759
Series D convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2021; 47,610,763 shares authorized, 31,740,554 shares issued and outstanding at December 31, 2020; aggregate liquidation preference of $55,509 at December 31, 2020	—	54,456
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2021; no shares authorized, issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,964,520 shares issued and 24,951,983 shares outstanding at December 31, 2021; 115,000,000 shares authorized, 573,793 shares issued and 521,052 shares outstanding at December 31, 2020	25	1
Additional paid-in capital	356,308	107,908
Accumulated other comprehensive loss	(132)	(1)
Accumulated deficit	(214,512)	(162,689)
Total stockholders’ equity (deficit)	141,689	(54,781)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$184,477	$67,285

The accompanying notes are an integral part of these consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

conSOLIDATED Statements of Operations and Comprehensive income (Loss)

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$29,847	$25,322
General and administrative	20,384	14,241
Total operating expenses	50,231	39,563
Loss from operations	(50,231)	(39,563)
Other income:
Interest income	193	55
Other income, net	12	171
Total other income, net	205	226
Net loss before provision for income taxes	(50,026)	(39,337)
Provision for income taxes	(1,797)	—
Net loss	$(51,823)	$(39,337)
Cumulative dividends on convertible preferred stock	(2,309)	(12,176)
Gain on extinguishment of Series A, Series B and Series C convertible preferred stock	—	103,455
Undistributed earnings allocable to participating securities	—	(44,867)
Net income (loss) attributable to common stockholders, basic	$(54,132)	$7,075
Cumulative dividends on Series B and Series C convertible preferred stock	—	6,821
Gain on extinguishment of Series B and Series C convertible preferred stock	—	(61,949)
Undistributed earnings allocable to Series B and Series C participating securities	—	12,758
Net income (loss) attributable to common stockholders, diluted	(54,132)	(35,295)
Net income (loss) per share attributable to common stockholders
Basic	$(2.49)	$14.84
Diluted	$(2.49)	$(19.65)
Weighted average shares of common stock outstanding
Basic	21,733,960	476,700
Diluted	21,733,960	1,795,860
Comprehensive loss:
Net loss	$(51,823)	$(39,337)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax of $0	(131)	(11)
Total other comprehensive loss	(131)	(11)
Comprehensive loss	$(51,954)	$(39,348)

The accompanying notes are an integral part of these consolidated financial statements.

Decibel Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	57,758,734	$57,682	12,500,000	$24,957	27,528,581	$55,005	—	$—	434,942	$—	$1,546	$10	$(123,352)	$(121,796)
Issuance of Series C convertible preferred stock	—	—	—	—	10,000,000	4,446	—	—	—	—	—	—	—	—
Extinguishment of Series A, Series B and Series C convertible preferred stock	—	(41,506)	—	(19,257)	—	(42,692)	—	—	—	—	103,455	—	—	103,455
Issuance of Series D convertible preferred stock, net of issuance costs of $345	—	—	—	—	—	—	31,740,554	54,456	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	15,849	—	70	—	—	70
Vesting of restricted common stock	—	—	—	—	—	—	—	—	70,261	1	23	—	—	24
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,814	—	—	2,814
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(39,337)	(39,337)
Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	72,161	—	319	—	—	319
Vesting of restricted common stock	—	—	—	—	—	—	—	—	34,759	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,817	—	—	2,817
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	15,870,209	27,400	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(57,758,734)	(16,176)	(12,500,000)	(5,700)	(37,528,581)	(16,759)	(47,610,763)	(81,856)	16,662,011	17	120,474	—	—	120,491
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs of $13,137	—	—	—	—	—	—	—	—	7,662,000	7	124,772	—	—	124,779
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,823)	(51,823)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	24,951,983	$25	$356,308	$(132)	$(214,512)	$141,689
The accompanying notes are an integral part of these consolidated financial statements.

Decibel Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(51,823)	$(39,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,817	2,814
Depreciation	1,413	1,642
(Gain) loss on disposal of property and equipment	(35)	—
Amortization (accretion) of available-for-sale securities	987	(33)
Changes in operating assets and liabilities:
Accounts receivable from related party	(10,165)	(1,237)
Prepaid expenses and other current assets	(1,761)	(1,024)
Accounts payable	1,881	1,123
Accrued expenses and other current liabilities	3,438	(278)
Deferred rent and lease incentive	(607)	(518)
Deferred collaboration liability	9,404	3,967
Other long-term liabilities	1,301	220
Net cash used in operating activities	(43,150)	(32,661)
Investing activities
Purchases of available-for-sale securities	(197,457)	(26,582)
Proceeds from maturities of available-for-sale securities	97,068	13,750
Proceeds from sale of property and equipment	139	92
Purchases of property and equipment	(745)	(273)
Net cash used in investing activities	(100,995)	(13,013)
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	27,400	54,800
Payment of Series D convertible preferred stock issuance costs	—	(220)
Proceeds from issuance of common stock upon completion of initial public offering net of commissions and underwriting discounts	128,240	—
Payment of initial public offering costs	(3,255)	(206)
Proceeds from the exercise of stock options	319	70
Proceeds from equipment financing	—	499
Principal payments on equipment financing	(193)	(75)
Repurchases of early exercised restricted stock	(1)	(15)
Net cash provided by financing activities	152,510	54,853
Net increase in cash, cash equivalents and restricted cash	8,365	9,179
Cash, cash equivalents and restricted cash at beginning of period	29,218	20,039
Cash, cash equivalents and restricted cash at end of period	$37,583	$29,218
Supplemental cash flow information:
Cash paid for income taxes	$—	$7
Cash paid for interest	$34	$20
Supplemental disclosure of non-cash activities:
Gain on extinguishment of Series A, Series B and Series C convertible preferred stock	$—	$103,455
Issuance of Series C convertible preferred stock pursuant to Regeneron Amendment	$—	$4,446
Series D convertible preferred stock offering costs in accrued expenses	$—	$124
Initial public offering costs in accrued expenses	$—	$1,438
Property and equipment purchases in accrued expenses	$46	$—
Vesting of early exercised restricted stock	$18	$51

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

Initial Public Offering

On February 17, 2021, the Company completed an initial public offering (“IPO”), issuing and selling 7,062,000 shares of common stock at a public offering price of $18.00 per share, and on February 24, 2021, the Company issued and sold an additional 600,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were $125.0 million. Upon closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock.

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

As of December 31, 2021, the Company had cash, cash equivalents and available-for-sale securities of $162.3 million. The Company has determined that its existing capital resources will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements. The Company expects to experience negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, preclinical and clinical development and platform. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

The Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, the Company previously restricted access to its facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at its facility at any one time, and required that most of its employees work remotely. In February 2022 the Company re-opened its facility to all of its employees. Screening and enrollment in the Company's ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. The Company has also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, the Company and the third-party manufacturers, contract research organizations and academic collaborators that the Company engages have faced in the past and may face in the future disruptions that could affect its ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for research and development activities, such as, for example, raw materials used in the manufacture of its product candidates, laboratory supplies for preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic and supply chain disruptions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, equity-based compensation, the estimated cost to perform research which is an input into the measurement of research and development expenses recognized under the Company’s collaboration agreement with Regeneron, and the accrual of research and development expenses. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

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

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$36,455	$27,742
Restricted cash	1,128	1,476
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$37,583	$29,218

Available-For-Sale Securities

Available-for-sale securities primarily consist of corporate obligations, agency bonds and U.S. Treasury securities. The Company classifies all of its investments as available-for-sale securities and reports them at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ (deficit) equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive income (loss). The Company regularly reviews all of its investments for other-than-temporary declines in estimated fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, the Company reduces the carrying value of the security and records a loss for the amount of such decline. No such adjustments were necessary during the periods presented. The Company classifies its available-for-sale securities as current assets on the consolidated balance sheets if they mature within one year from the balance sheet date, and long-term available-for-sale securities if they mature longer than one year from the balance sheet date.

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

The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and 2020, the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, and 2020, the Company had no off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of December 31, 2021 and 2020.

Accounts Receivable, net

The Company records accounts receivable for amounts invoiced to a collaborator for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company assesses the collectability for its accounts receivable and unbilled accounts receivable and records an allowance as deemed necessary. As of December 31, 2021 and 2020, no allowance was recorded. Accounts receivable and unbilled accounts receivable are presented in accounts receivable, net on the consolidated balance sheets.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the related financings are consummated. After consummation of the equity financing, such costs are reclassified as a reduction to additional paid-in capital generated as a result of the related financing. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive income (loss). Deferred offering costs are presented as a component of other assets on the consolidated balance sheets. As of December 31, 2021, the Company had no deferred offering costs. As of December 31, 2020, the Company capitalized $1.6 million of deferred offering costs related to the IPO of its common stock.

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

Prior to the completion of its IPO, given the absence of an active market for our common stock, the fair values of the shares of common stock underlying its stock-based awards were determined on each grant date by the Company’s board of directors with input from management, considering its most recently available third-party valuations of its common stock and the board of director’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. Historically, these independent third-party valuations of its equity instruments were performed contemporaneously with identified value inflection points. The third-party valuations were prepared in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date.

In addition to considering the results of these third-party valuations, the board of directors considered various objective and subjective factors to determine the fair value of the Company’s equity instruments as of each grant date, which may be later than the most recently available third-party valuation date, including:

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

Subsequent to the completion of the IPO, it is no longer necessary for the board of directors to estimate the fair value of the Company’s common stock in connection with its accounting for granted stock options and restricted stock awards, as the fair value of its common stock is determined based on the trading price of its common stock on the Nasdaq Global Select Market.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Derecognition of a tax position that was previously recognized occurs when the Company subsequently determines that a tax position no longer meets the more likely than not threshold. To the extent an income tax provision is necessary, the provision for income taxes would include the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ (deficit) equity that result from transactions and economic events other than those with stockholders. There was a difference of $0.1 million and less than $0.1 million between net loss and comprehensive loss presented in the accompanying consolidated financial statements for the years ended December 31, 2021 and 2020, respectively, which included unrealized gains and losses on available-for-sale securities.

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

CARES Act

The CARES Act provided refundable employee retention credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021.

Measures not related to income-based taxes within the CARES Act include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and (2) allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds.

As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, the Company accounts for the grant by analogy to International Accounting Standards 20 – Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). During the fourth quarter of the year ended December 31, 2021, the Company recorded an employee retention credit of $0.9 million upon completion of an analysis providing reasonable assurance that it met the conditions set for in the CARES Act and it was reasonably assured that it will receive the employee retention credit. The employee retention credit is recorded in research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified.

Research and Development Tax Incentive

The Company is eligible under the AusIndustry Research and Tax Development Tax Incentive Program to obtain a cash amount from the Australian Taxation Office (ATO). The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. As there is no authoritative guidance under GAAP for accounting for grants to for-profit business entities, the Company accounts for the grant by analogy to IAS 20. The Company recognizes the Research and Development Tax Incentive (grant) as it incurs costs eligible for reimbursement under the AusIndustry Research and Tax Development Tax Incentive Program when it is reasonably assured that the grant funding will be received, as evidenced through enrollment in the program and when the applicable conditions under the program have been met. During the years ended December 31, 2021 and 2020, respectively, the Company recorded $0.6 million and $0.5 million of research and development tax incentives as contra-research and development expense over the periods in which the Company recognized the eligible research and development activities taking place in Australia.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASC 842”), which replaces the existing guidance for leases. ASC 842 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASC 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASC 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently assessing the potential impact that ASC 842 may have on its consolidated financial statements and related disclosures. The Company elected the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, the Company elected, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, the Company did not recognize a lease liability or right-of-use asset on its balance sheets for such short-term leases. Finally, the Company elected, by class of underlying asset, the practical expedient to not separate lease and non-lease components. The most significant impacts of adoption will include: (i) the recognition of operating lease right-of-use assets and lease liabilities arising from its leases of office and laboratory space as of January 1, 2022; (ii) the derecognition of deferred rent and unamortized tenant incentives as of January 1, 2022; (iii) the recognition of a finance lease right-of-use asset and lease liability arising from its lease of laboratory equipment as of January 1, 2022; (iv) the derecognition of capital lease liabilities and the carrying value of the related laboratory equipment as of January 1, 2022; and (v) new and expanded disclosure requirements which will first be presented in its Form 10-Q for the quarterly period ending March 31, 2022.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2022. This standard clarifies and reduces diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity-classified after modification or exchange. The standard requires an entity to treat a modification or an exchange of a freestanding equity-classified written call option that remains equity-classified after the modification or exchange as an exchange of the original instrument for a new instrument. The standard additionally provides guidance on measuring and recognizing the effect of a modification or an exchange. The Company does not currently expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This standard has an effective and transition date of January 1, 2022. This standard increases the transparency of transactions with the government that are accounted for by applying a grant or contribution accounting model, and aims to reduce diversity that currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities due to the lack of specific authoritative guidance in GAAP. This standard requires an entity to provide information regarding the nature of the transaction with a government and the related accounting policy used to account for this transaction, the line item on the consolidated balance sheet and consolidated statement of operations and comprehensive loss that are affected by the transaction and the amounts applicable to each financial statement line item, and the significant terms and conditions of the transaction, including commitments and contingencies. The Company does not currently expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$31,726	$31,726	$—	$—
Total cash equivalents	$31,726	$31,726	$—	$—
Available-for-sale securities:
US Treasury securities	$61,373	$—	$61,373	$—
Corporate debt securities	33,806	—	33,806	—
Agency bonds	15,114	—	15,114	—
Commercial paper	1,999	—	1,999	—
Total available-for-sale securities	$112,292	$—	$112,292	$—
Available-for-sale securities, long-term:
US Treasury securities	$13,547	$—	$13,547	$—
Total available-for-sale securities, long-term	$13,547	$—	$13,547	$—

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$7,962	$7,962	$—	$—
Commercial paper	12,499	—	12,499	—
Corporate debt securities	4,001	—	4,001	—
Total cash equivalents	$24,462	$7,962	$16,500	$—
Available-for-sale securities:
US Treasury securities	$3,027	$—	$3,027	$—
Corporate debt securities	1,286	—	1,286	—
Commercial paper	19,481	—	19,481	—
Certificates of deposit	2,774	—	2,774	—
Total available-for-sale securities	$26,568	$—	$26,568	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US Treasury securities	$61,450	$—	$(77)	$61,373
Corporate debt securities	33,814	—	(8)	33,806
Agency bonds	15,123	—	(9)	15,114
Commercial paper	1,999	—	—	1,999
Total available-for-sale securities	$112,386	$—	$(94)	$112,292
Available-for-sale securities, long-term:
US Treasury securities	$13,585	$—	$(38)	$13,547
Total available-for-sale securities, long-term	$13,585	$—	$(38)	$13,547

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
US Treasury securities	$3,027	$—	$—	$3,027
Corporate debt securities	1,286	—	—	1,286
Commercial paper	19,481	1	(1)	19,481
Certificates of deposit	2,775	—	(1)	2,774
Total available-for-sale securities	$26,569	$1	$(2)	$26,568

The Company had 43 investments in available-for-sale securities in an unrealized loss position as of December 31, 2021 with a fair value of $120.3 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of December 31, 2021, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of December 31, 2021, the Company did not hold any investments that matured beyond five years. During the year ended December 31, 2021, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

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

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$7,096	$7,096
Laboratory equipment	3,339	2,870
Computer equipment and software	212	212
Furniture and fixtures	947	947
Total property and equipment	11,594	11,125
Accumulated depreciation	(5,983)	(4,788)
Property and equipment, net	$5,611	$6,337

In July 2020, the Company entered into a financing transaction with a third-party leasing company. Pursuant to the transaction, the Company transferred title and interest in certain laboratory equipment to the third party in exchange for a one-time cash payment of $0.5 million and agreed to lease the laboratory equipment back from the third party for $0.2 million per year for 2.5 years. The Company concluded such transaction was a financing transaction as the Company will retain substantially all of the benefits and risks incident to the ownership of the laboratory equipment. The Company further concluded the lease is a capital lease. As such, the Company recorded a capital lease liability in the amount of $0.5 million which represents the present value of the Company’s remaining lease payments obligations. As of December 31, 2021, the remaining portion of the capital lease liability of $0.2 million is presented as a component of accrued expenses and other current liabilities. As of December 31, 2021, the carrying value of the related assets was $0.2 million, net of accumulated amortization of $0.3 million which is included in the balance of accumulated depreciation presented above.

The Company incurred depreciation expense of $1.4 million and $1.6 million in the years ended December 31, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Accrued research and development expenses	$3,152	$680
Accrued payroll and related expenses	2,932	2,381
Accrued other and other current liabilities	1,035	557
Equipment financing, current	213	193
Accrued professional fees	380	1,854
	$7,712	$5,665

7. Commitments and Contingencies

Lease Obligations

In July 2016, the Company entered into an operating lease for its facility. Under the terms of the lease agreement, rent payments commenced in June 2017 with base rent in the first lease year of $2.1 million, subject to annual increases of 3.0% over the lease term through June 2027. The Company is also obligated to pay its ratable portion of operating expenses and taxes. The Company has the right to extend the lease for one additional five-year period at a market rental rate as determined by the landlord and agreed to by the Company. As of December 31, 2021 and 2020, the lease was secured by a letter of credit in the amount of $0.5 million and $0.8 million, respectively. In conjunction with the lease, the landlord provided the Company with a $5.3 million tenant improvement allowance. The Company concluded that the tenant improvements represent normal tenant improvements, and as such, the Company is capitalizing the costs, as incurred, as leasehold improvement assets. As of December 31, 2021 and 2020, the Company recorded $7.1 million of tenant improvements on the consolidated balance sheets. The proceeds received from the landlord are recorded as an incentive obligation and amortized as a reduction of rent expense over the term of the lease.

In September 2019, the Company entered into an operating lease under which the Company leased additional office space from a third-party tenant under a sublease agreement at its current facility. Under the terms of the lease agreement, rent payments commenced in December 2019 with base rent in the first lease year of $1.2 million, subject to annual rent escalation over the lease term through January 2027. As of December 31, 2021 and 2020, the sublease was secured by a letter of credit in the amount of $0.5 million and $0.6 million, respectively.

In January 2020, the Company entered into a sublease agreement to sublease a portion of its existing office and laboratory space to a third-party. The lease term commenced in March 2020 with an original term of twenty-four months. Annual base rent is $1.1 million for each year during the sublease term. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. Subject to the Company’s consent, the sublease provides the sublessee one option to extend up to one year, subject to a 3.0% rent increase. In May 2021, the subtenant exercised its right to extend the sublease term through October 31, 2022. Under the exercised sublease term, base rent is $1.7 million for each year during the extension. The sublessee provided a security deposit of $0.2 million in cash which is presented as a component of other long-term liabilities on the consolidated balance sheets. Payments received under the sublease are recorded as a reduction to rent expense in the consolidated statements of operations and comprehensive income (loss).

The Company recorded total rent expense of $1.2 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. Included in the calculation of rent expense was $1.2 million and $1.2 million of rent expense for the years ended December 31, 2021 and 2020, respectively, related to the operating lease under which the Company is a sublessee.

Future minimum rental payments under the operating leases as of December 31, 2021 were as follows (in thousands):

Minimum Rental Payments
2022	$3,616
2023	3,705
2024	3,795
2025	3,888
2026	3,984
Thereafter	1,357
Total	$20,345

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

All payments made to UFRF have been expensed as research and development expenses in the consolidated statements of operations and comprehensive income (loss). The consolidated financial statements as of December 31, 2021 and 2020 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

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

The Company paid to UCSF a nominal upfront fee and agreed to pay UCSF an additional nominal fee following the issuance of the first patent under the UCSF License. In addition, under the terms of the UCSF License, the Company is required to pay to UCSF certain nominal annual license maintenance fees unless the Company is selling or otherwise exploiting licensed products or services paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, the Company agreed to pay UCSF low single-digit royalties on annual net sales of licensed products and services. The Company’s obligation to pay royalties continues until the expiration or abandonment of the last of the patent rights licensed under the UCSF License. In addition, the Company is obligated to make contingent milestone payments to UCSF totaling up to $0.5 million upon the achievement of certain regulatory milestones and up to $5.0 million upon the achievement of certain commercial sales milestones whether achieved by the Company or its sublicensee. In the event that the Company sublicenses the licensed patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by the Company.

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

All payments made to UCSF have been expensed as research and development expenses in the consolidated statements of operations and comprehensive income (loss). The consolidated financial statements as of December 31, 2021 and 2020 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

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

All payments made to the University of Missouri have been expensed as research and development expenses in the consolidated statements of operations and comprehensive income (loss). The consolidated financial statements as of December 31, 2021 and 2020 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings as part of its ordinary course of business. As of December 31, 2021, the Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

8. Restructuring

In January and May 2020, the Company conducted a reduction in force that resulted in the termination of 45 full-time employees. Accordingly, during the year ended December 31, 2020, the Company recorded a restructuring charge of $3.5 million, which was comprised of termination benefits including severance, benefits and other payroll-related charges. These accrued restructuring costs are included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. The Company did not incur any restructuring costs during the year ended December 31, 2021.

The following table summarizes the restructuring activity during the year ended December 31, 2021 and 2020 (in thousands):

Accrued Restructuring Costs
Balance at December 31, 2019	$—
Restructuring costs incurred	2,919
Termination benefits paid	(1,496)
Balance at March 31, 2020	$1,423
Restructuring costs incurred	554
Termination benefits paid	(920)
Balance at June 30, 2020	$1,057
Restructuring costs incurred	—
Termination benefits paid	(863)
Balance at September 30, 2020	$194
Restructuring costs incurred	—
Termination benefits paid	(186)
Balance at December 31, 2020	$8
Restructuring costs incurred	—
Termination benefits paid	(8)
Balance at March 31, 2021	$—

The following table summarizes the classification of restructuring expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Research and development	$—	$2,723
General and administrative	—	750
Total restructuring expense	$—	$3,473

During the first quarter of 2020, the Company entered into retention agreements with certain key employees. Under the terms of these agreements, the Company agreed to make three retention payments to each key employee totaling $1.6 million in the aggregate if they remained employed at the Company through specified milestones. The first payments of $0.7 million in the aggregate were paid upon execution of the retention agreements. The second payments of $0.4 million in the aggregate became due to the key employees upon the closing of the Series D financing in November 2020 (see Note 10). All amounts owed related to the second payments were paid prior to December 31, 2020. The third payments of $0.5 million in the aggregate were paid in January 2021, including payments to certain employees who were required to remain employed through January 2022 in order to retain the first and third payments. These prepayments were amortized over the remaining employee service terms under the retention agreements. The first payments are subject to contractual claw-back features which require the repayment of previously paid amounts in the event the employee leaves the Company prior to the achievement of the third payment milestone.

During the second quarter of 2020, the Company established additional employee bonuses in the aggregate amount of $0.4 million for the majority of employees who were not party to a retention agreement. The bonuses became due upon the closing of the Series D financing in November 2020. All amounts owed related to the additional employee bonuses were paid prior to December 31, 2020.

9. Stockholders' Equity

As of December 31, 2021, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2020, the Company's Fourth Amended and Restated Certificate of Incorporation authorized the Company to issue 115,000,000 shares of common stock, $0.001 par value.

Prior to the Company's IPO, the voting, dividend and liquidation rights of the holders of shares of common stock were subject to and qualified by the rights, powers and preferences of the holders of shares of the Company’s convertible preferred stock. The rights, preferences and privileges of the Company’s common stock are as follows:

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of the Company’s stockholders.

Dividends

The holders of shares of common stock are not entitled to receive dividends, unless declared by the Company’s board of directors, subject to any preferential dividend or other rights of any then-outstanding preferred stock. No dividends have been declared or paid by the Company since its inception.

Liquidation

After the payment of all preferential amounts required to be paid to the holders of shares of the Company’s then-outstanding preferred stock, the remaining assets of the Company available for distribution to its stockholders would be distributed among the holders of the shares of common stock, pro rata, based on the number of shares held by each such holder.

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	December 31,
	2021	2020
Series A convertible preferred stock	—	3,719,410
Series B convertible preferred stock	—	989,299
Series C convertible preferred stock	—	2,970,149
Series D convertible preferred stock	—	5,988,773
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,540,963	2,686,120
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	496,500	—
Shares reserved for future awards under the 2015 Stock Incentive Plan	—	790,596
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,221,593	—
Shares reserved for future awards under the 2021 Employee Stock Purchase Plan	566,037	—
Total common stock reserved	4,825,093	17,144,347

10. Convertible Preferred Stock

Prior to January 1, 2020, the Company issued 57,758,734 shares of $0.001 par value Series A convertible preferred stock (the “Series A Preferred Stock”) for net proceeds of $57.7 million, 12,500,000 shares of $0.001 par value Series B convertible preferred stock (the “Series B Preferred Stock”) for net proceeds of $25.0 million and 27,528,581 shares of $0.001 par value Series C convertible preferred stock (the “Series C Preferred Stock”) for net proceeds of $55.0 million.

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

In connection with the completion of the Company’s IPO on February 17, 2021, all outstanding shares of Convertible Preferred Stock automatically converted into shares of common stock and the Company amended the Certificate of Incorporation, which authorized the Company to issue 5,000,000 shares of $0.001 par value undesignated preferred stock.

In connection with the issuance of the Series D Preferred Stock, the Company further amended the certificate of incorporation to modify certain of the rights, preference and privileges of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Specifically, the amended terms included (i) the reduction of the liquidation preferences of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to 51.776% of their respective values prior to the amendment and (ii) the favorable increase in the conversion prices and conversion ratios for Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to account for the down round and provide for additional shares upon conversion to compensate the holders for the reduction in liquidation preference. The Company qualitatively assessed the significance of the modifications. Based on the qualitative assessment, the Company concluded the amendment amounted to an extinguishment of the existing Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

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

The Company accounts for beneficial conversion features of the Convertible Preferred Stock under FASB ASC Topic 470-20, Debt with Conversion and Other Options. At the time of the issuance of each series of the Convertible Preferred Stock, the Company’s common stock into which each such series of the Convertible Preferred Stock was then convertible had an estimated fair value less than the effective conversion price of each such series of Convertible Preferred Stock. Therefore, there was no intrinsic value on the respective commitment dates. As such, the Company concluded there were no beneficial conversion features associated with the Convertible Preferred Stock. The conversion prices of each series of Convertible Preferred Stock were subject to certain adjustments. To the extent the conversion price of a series of Convertible Preferred Stock was adjusted, the Company would assess whether a beneficial conversion feature existed for such series and would account for such feature in the period such adjustments to the conversion price occurred.

In accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Convertible Preferred Stock was classified outside of stockholders’ (deficit) equity because the shares contained redemption features that were not solely within the control of the Company. As it related to the accretion to redemption value, the Convertible Preferred Stock was not then-redeemable, nor was it probable that the instrument would become redeemable, as it was only redeemable upon the occurrence of a contingent event. Accordingly, no accretion was recognized for the Convertible Preferred Stock and it would not be accreted until it was probable that the shares would become redeemable. At December 31, 2020, the occurrence of the contingent events was not considered probable.

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

Dividends

Dividends accrued on Convertible Preferred Stock from day to day, whether or not earned or declared, and were cumulative, and payable solely upon liquidation, dissolution, winding up of the Company or a deemed liquidation event. Dividends accrued on Series A Preferred Stock at a rate of $0.08 per annum per share, on Series B Preferred Stock and Series C Preferred Stock at a rate of $0.16 per annum per share, and on Series D Preferred Stock at a rate of $0.13812 per annum per share. During the year ended December 31, 2020, dividends accrued on Convertible Preferred Stock totaled $12.2 million. On November 2, 2020, concurrent with the issuance and sale of the Company’s Series D Preferred Stock and pursuant to the related amendment to the certificate of incorporation, the dividends accrued on Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were reduced to 51.776% of the balance then-accrued and unpaid (the “Pre-Series D Cumulative Dividends”). Thereafter, dividends continued to accrue and at the stated dividend rates (the “Post-Series D Cumulative Dividends”) and the balance of total cumulative dividends was equal to the Pre-Series D Cumulative Dividends plus the Post-Series D Cumulative Dividends. No dividends were declared or paid during the years ended December 31, 2021 or 2020.

Cumulative dividends on the Company’s Convertible Preferred Stock consisted of the following (in thousands):

December 31,
2020
Series A Preferred Stock	$10,399
Series B Preferred Stock	3,398
Series C Preferred Stock	6,623
Series D Preferred Stock	709
$21,129

During the year ended December 31, 2021, $2.3 million of dividends accrued prior to the completion of the IPO. Subsequent to the completion of the IPO, no shares of Convertible Preferred Stock were issued or outstanding and therefore no dividends accrued.

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

A deemed liquidation event was defined as a merger (unless the shares of capital stock prior to the transaction represent the majority of the post-merger voting rights) or the sale or transfer of substantially all of the assets of the Company unless (i) the holders of at least 60.0% of the then outstanding shares of Convertible Preferred Stock on an as-converted to common stock basis and (ii) the holders of a majority of the then outstanding Series D Preferred Stock on an as-converted to common stock basis, elected otherwise. After all preferential payments, the common stockholders were entitled to share in the remaining assets of the Company on a pro rata basis.

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

2021 Stock Incentive Plan

In January 2021, the Board of Directors of the Company approved, and in February 2021 the Company's stockholders approved, the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective immediately prior to the pricing of the Company’s IPO. The 2021 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 849,056 shares of Common Stock plus (ii) such additional number of shares of Common Stock (up to 3,529,250 shares of Common Stock as is equal to the sum of (x) the number of shares of Common Stock reserved for issuance under the 2015 Plan that remain available for issuance under the 2015 Plan immediately prior to the effectiveness of the Company’s IPO and (y) the number shares of Common Stock subject to awards under the 2015 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Corporation at their original issuance price pursuant to a contractual repurchase right, and pursuant to which the number of shares of Common Stock that may be issued under the 2021 Plan shall be automatically increased as provided in the 2021 Plan. As of December 31, 2021, 496,500 shares were reserved for outstanding awards granted under the 2021 Plan and 1,221,593 shares remained available for issuance. Stock options issued under the 2021 Plan expire ten years from the date of grant. The number of shares available for future grant does not include the shares added to the 2021 Plan reserve on January 1, 2022 as a result of an automatic increase in the shares available under the 2021 Plan in accordance with its terms.

Terms of equity grants, including vesting requirements, are determined by the Board or the Compensation Committee of the Board, subject to the provisions of the applicable plan. Awards issued under the 2021 Plan generally vest over a 4-year period with vesting of awards subject to the recipient’s continued employment or service. Shares that expire, are terminated, repurchased, surrendered or canceled under the 2021 Plan without having been fully exercised are available for future awards under the 2021 Plan. Shares of common stock may be withheld to satisfy applicable federal, state or local employment tax withholding obligations related to equity awards. Shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future awards. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

2021 Employee Stock Purchase Plan

In January 2021, the Board of Directors of the Company approved, and in February 2021 the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Under the 2021 ESPP, the Company is authorized to issue 566,037 shares of our common stock, subject to annual increases, and eligible employees are able to purchase shares of common stock at a specified discount. As of December 31, 2021, no shares have been issued under the 2021 ESPP and as such, 566,037 shares remained available for issuance under the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP does not include the shares added to the 2021 ESPP reserve on January 1, 2022 as a result of an automatic increase in the shares available under the 2021 ESPP in accordance with its terms.

Restricted Stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	52,741	$19.10
Vested	(34,759)	17.21
Repurchased	(777)	0.53
Canceled/Forfeited	(4,668)	20.96
Unvested as of December 31, 2021	12,537	$24.79

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2021 and 2020 was $0.6 million and $1.4 million, respectively. No restricted stock awards were issued upon the early exercise of stock options during the years ended December 31, 2021 and 2020.

As of December 31, 2021, total unrecognized compensation cost related to the unvested restricted stock awards was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2020	2,686,120	$4.53	9.9	$3,781
Granted	681,200	9.25
Exercised	(72,161)	4.40
Cancelled/forfeited	(257,696)	7.50
Outstanding as of December 31, 2021	3,037,463	$5.34	8.9	$629
Exercisable as of December 31, 2021	1,160,914	$4.96	8.7	$271
Vested and expected to vest as of December 31, 2021	3,037,463	$5.34	8.9	$629

The Company estimated the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.82 - 1.34%	0.39 - 0.53%
Expected annual dividend yield	0.00%	0.00%
Expected stock price volatility	85.4 - 89.3%	89.0 - 90.7%
Expected term (in years)	5.0 - 6.1	5.0 - 6.1

The weighted-average grant date fair value per share of options granted during the year ended December 31, 2021 and 2020 was $6.99 and $3.19, respectively. The intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was $0.2 million and $0.1 million. As of December 31, 2021, total unrecognized compensation cost related to the unvested stock options was approximately $7.2 million, which is expected to be recognized over a weighted-average period of 2.92 years.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,237	$1,239
General and administrative	1,580	1,575
Total stock-based compensation expense	$2,817	$2,814

No related income tax benefits were recorded during the years ended December 31, 2021 or 2020.

12. Net Income (Loss) per Share

The following is a reconciliation of weighted-average shares of common stock outstanding used in calculating basic net income per share to weighted-average shares of common stock outstanding used in calculating diluted net loss per share:

	Year Ended December 31,
	2021	2020
Weighted-average shares of common stock outstanding, basic	21,733,960	476,700
Add: Effect of dilutive securities
Series B Preferred Stock	—	365,541
Series C Preferred Stock	—	953,619
Total	21,733,960	1,795,860

Weighted-average shares of common stock outstanding, basic and diluted did not require reconciliation for the year ended December 31, 2021 as all outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders. The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Series A Preferred Stock	—	3,719,410
Series B Preferred Stock	—	—
Series C Preferred Stock	—	—
Series D Preferred Stock	—	5,988,773
Outstanding stock options	3,037,463	2,686,120
Unvested restricted stock	12,537	52,741
	3,050,000	12,447,044

13. License and Collaboration Agreement with Regeneron

Agreement Overview

In November 2017, the Company entered into a license and collaboration agreement with Regeneron (the “Regeneron Agreement”). The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its first option to extend the term of the research program through November 2023. Pursuant to the Regeneron Agreement, during the research term, the Company has established research plans that specify the activities each party undertakes with respect to the discovery or development of therapies directed to specific collaboration targets, which are referred to as collaboration products. Each party is responsible for its own respective costs and has agreed to use commercially reasonable efforts to complete the activities as designated in the agreed-upon research plan. Additional collaboration targets may be added to the Regeneron Agreement by mutual consent or if they arise from certain novel target identification activities conducted under the Regeneron Agreement and achieve mutually agreed validation criteria. The Company is primarily responsible for the direction and conduct of the research program. Regeneron is primarily responsible for the contribution of various technologies and expertise of its own as well as contribution of employees and research services. A joint research committee oversees the research program.

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

In November 2021, Regeneron elected to extend the research term of the collaboration. The research term was extended to November 15, 2023 and Regeneron is obligated to pay the Company an extension fee of $10.0 million in the fourth quarter of 2022. As of December 31, 2021,the Company had an unbilled receivable of $11.4 million related to the remaining balance of reimbursable third-party costs related to IND enabling studies for DB-OTO and $10.0 million related to the extension fee resulting from Regeneron exercising its right to extend the research term. Through December 31, 2021, the Company had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration. As of December 31, 2021, the next milestone that the Company was eligible to receive was in relation to the initiation of manufacturing for its AAV.103 program or the initiation of a Phase 1 clinical trial of DB-OTO.

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

Amended Agreement

The Company concluded that both the Company and Regeneron remain active participants in the research and development activities under the Amended Agreement, both parties remain exposed to significant financial risks and rewards dependent upon the commercial success of such activities, and Regeneron does not meet the definition of a customer under ASC 606. Specifically, Regeneron did not receive in the Amended Agreement, and continued to not have an option to receive, a development and commercialization license from the Company for any collaboration products. Therefore, Regeneron continues to not have the right to develop and commercialize any of the intellectual property developed under the Amended Agreement. Accordingly, the Company concluded the Amended Agreement is within the scope of ASC 808 and the Company continues to apply ASC 606 by analogy to account for the Amended Agreement.

As such, the Company analogized to the contract modification guidance in ASC 606 to account for the scope and pricing changes contained in the Amended Agreement. The Company concluded the performance obligation under the Amended Agreement, continues to be a single performance obligation and the remaining services under the Amended Agreement are not distinct from those already provided. Therefore, the Company accounted for the modification by updating the transaction price and measure of progress prospectively with a cumulative catch-up entry recorded as of the effective date of the Amended Agreement. As of December 31, 2020, the transaction price under the collaboration was $35.8 million consisting of (i) $25.0 million received pursuant to the Regeneron Agreement, (ii) $0.3 million received to fund the ongoing research plan, (iii) $4.4 million for the first pre-IND milestone achieved in November 2020, $0.5 million of which was received as the CDMO Initiation Fee in October 2020, and (iv) $10.5 million in reimbursements for third-party costs related to IND-enabling studies for DB-OTO, partially offset by the fair value of the Series C Preferred Stock issued to Regeneron of approximately $4.4 million. The Company concluded the issuance of Series C Preferred Stock should be accounted for consistent with consideration paid to a customer and is therefore a reduction of the transaction price under the Amended Agreement.

The Company accounted for Regeneron’s exercise of its right to extend the research term for an additional year as a contract modification. The extension did not change the scope of the Company’s obligations under the Amended Agreement. The Company updated the transaction price to include the $10.0 million extension fee and measure of progress to reflect the extended research term. Following Regeneron’s extension in November 2021, the updated transaction price under the collaboration is $46.9 million. Future milestones continue to be fully constrained until such time as the achievement of such milestones are considered probable.

The Company concluded that it continues to satisfy its obligations over time as Regeneron receives the benefit of the research services as the services are performed and the most appropriate method to track progress towards completion of the performance obligation is an input method that is based on costs incurred.

There are significant judgments and estimates inherent in the determination of the costs to be incurred for the research and development activities related to the collaboration with Regeneron. These estimates and assumptions include a number of objective and subjective factors, including the likelihood that a target will be successfully developed through its IND filing and the estimated costs associated with such development, including the potential third-party costs related to each target’s IND-enabling study.

The Company recognized $11.0 million and $2.0 million of contra-research and development expense for the year ended December 31, 2021 and 2020, respectively. The contra-research and development recorded in the year ended December 31, 2021 included a cumulative catch-up amount of approximately $0.5 million related to the achievement of the second pre-IND milestone, which was fully constrained as of December 31, 2020, and a cumulative catch-up amount of $4.8 million related to the increase in transaction price related to the extension in November 2021. The cumulative-catch up amounts and progress achieved in the period were partially offset by increases to the Company's cost estimates related to completing the performance obligation. As of December 31, 2021 and 2020, there was $8.1 million and $11.0 million of deferred collaboration liability classified in current liabilities, respectively, and $16.4 million and $4.2 million of deferred collaboration liability classified in long-term liabilities, respectively. As of December 31, 2021, the Company had $11.4 million of unbilled accounts receivable, which is classified in accounts receivable from related party on the consolidated balance sheets, which includes $1.4 million of expected cost reimbursement from Regeneron for costs incurred related to the Company's IND enabling study for DB-OTO and the $10.0 million amount Regeneron is obligated to pay the Company in November 2022 related to the research term extension.

14. Employee Retirement/Savings Plan

The Company maintains an employee retirement/savings plan (the “Retirement Plan”) that permits participants to make tax-deferred contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. For the year ended December 31, 2021 the Company provided a matching contribution to the Retirement Plan based on a match formula of 100% up to 3%, and 50% of the next 2% or a maximum match of 4%. The Company made matching contributions of $0.3 million for the year ended December 31, 2021. The Company did not make matching contributions for the year ended December 31, 2020.

15. Income Taxes

During the year ended December 31, 2021, the Company recorded $1.8 million of income tax expense, which was primarily driven by the recording of an uncertain tax position. For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(50,825)	$(37,501)
Foreign	799	(1,836)
Loss before income taxes	$(50,026)	$(39,337)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Foreign	1,797	—
Total Current	1,797	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Loss before income taxes	$1,797	$—

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes	5.8	5.8
Foreign taxes	(0.5)	(1.0)
Change in valuation allowance	(27.2)	(25.7)
Research and development tax credits	0.7	0.9
Foreign rate differential	(0.1)	0.4
Stock compensation	(0.5)	(0.8)
Uncertain Tax Position	(2.9)	—
Permanent differences	0.1	(0.6)
Effective income tax rate	(3.6)%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$53,075	$41,379
Research and development and other credits	1,840	1,333
Deferred rent and lease incentive obligation	1,321	1,506
Accrued expenses and other	1,551	1,063
Total gross deferred tax assets	57,787	45,281
Valuation allowance	(57,013)	(44,305)
Total deferred tax assets	$774	$976
Deferred tax liabilities:
Depreciation of fixed assets	(774)	(976)
Total deferred tax liabilities	$(774)	$(976)
Net deferred taxes	$—	$—

The Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2021. Management considered the Company’s cumulative net losses and concluded as of December 31, 2021 that it was more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2021.

Changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance at beginning of the year	$44,305	$34,203
Increases recorded to income tax provision	12,708	10,102
Valuation allowance at end of year	$57,013	$44,305

Subject to the limitations described below, at December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of approximately $196.3 million and $148.7 million, respectively, to offset future federal taxable income. Federal net operating losses of $41.7 million will expire beginning in 2033. As of December 31, 2021, the Company had net operating losses of $154.6 million which had an indefinite life. As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of approximately $187.9 million and $146.0 million, respectively, to offset future state taxable income, which will begin to expire in 2035.

Subject to the limitations described below, at December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of $1.2 million and $0.8 million, respectively, which expire beginning in 2033. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of $0.8 million and $0.5 million, respectively, which expire beginning in 2032. The Company has generated federal and state research and development credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, we have no assurance that the provision will be repealed or otherwise modified.

The Company files income tax returns in the United States, Australia and Massachusetts. The statute of limitations for assessment by the IRS and state tax authorities is closed prior to 2018, although carryforward attributes that were generated prior to tax year 2019 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. The statute of limitations for assessment by the Australian Taxation Office is four years from the date of return filing. The Company is not currently under examination by the Australian Taxation Office for any tax years.

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically, and adjustments are made as events occur to warrant adjustments to the reserve.

As of December 31, 2021, the Company had $2.1 million of gross unrecognized tax benefits, of which $1.2 million would affect income tax expense if recognized, before consideration of the Company’s valuation allowance. As of December 31, 2021, the gross unrecognized tax benefits included $0.9 million of deferred tax asset previously offset by a full valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2021, the Company has accrued penalties and provisions for interest of $0.4 million. As of December 31, 2020 the Company had no accrued penalties and provisions for interest.

A reconciliation of the gross unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits at the beginning of the period	$—	$—
Increases for current tax positions	2,084	—
Increases for previous tax positions	—	—
Decreases for previous tax positions	—	—
Unrecognized tax benefits at the end of the period	$2,084	$—

16. Related Party Transactions

Regeneron is an investor in and related party of the Company. In October 2020, the Company issued 10,000,000 shares of Series C Preferred Stock in consideration for its entry into the amendment to the collaboration agreement with Regeneron (see Note 10). During the years ended December 31, 2021 and 2020, the Company recognized $11.0 million and $2.0 million as a reduction to research and development expense (contra-research and development) based on progress towards completion of its research activities under the research plan for its license and collaboration agreement with Regeneron in its consolidated statements of operations and comprehensive income (loss). As of December 31, 2021 and 2020, the Company had $11.4 million and $1.2 million, respectively, of unbilled receivables due from Regeneron (see Note 13). The Company did not have any amounts due to Regeneron. For the years ended December 31, 2021 and 2020, the Company recorded expenses of $0.2 million and $0.1 million, respectively, of consulting services provided by an entity affiliated with a shareholder of the Company and a member of the Board. The Company terminated its prior arrangement with the entity affiliated with a shareholder of the Company and member of the Board effective December 31, 2021.

17. Subsequent Events

The Company considers events and transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements for potential recognition or disclosure in the consolidated financial statements.