Form 10-Q
period 2022-03-31
Decibel Therapeutics, Inc.
filed 2022-05-12
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 24,964,502 shares of common stock, $0.001 par value per share, outstanding.

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

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe to be the principal risks facing our business, in addition to the risks described more fully in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occur, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,780	$36,455
Available-for-sale securities	123,658	112,292
Accounts receivable from related party	10,000	11,402
Prepaid expenses and other current assets	6,805	4,042
Total current assets	151,243	164,191
Available-for-sale securities, long-term	5,003	13,547
Property and equipment, net	5,110	5,611
Right-of-use asset, operating	11,116	—
Right-of-use asset, finance	185	—
Other assets	1,128	1,128
Total assets	$173,785	$184,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,211	$4,012
Accrued expenses and other current liabilities	5,328	7,712
Deferred collaboration liability, current	7,888	8,118
Deferred rent and lease incentive obligation, current	—	696
Operating lease liability, current	3,502	—
Finance lease liability, current	180	—
Total current liabilities	18,109	20,538
Long-term liabilities:
Deferred collaboration liability, long-term	13,660	16,431
Deferred rent and lease incentive obligation, long-term	—	4,208
Operating lease liability, long-term	12,326	—
Other long-term liabilities	1,570	1,611
Total liabilities	45,665	42,788
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,964,502 shares issued and 24,956,556 shares outstanding at March 31, 2022; 200,000,000 shares authorized, 24,964,520 shares issued and 24,951,983 shares outstanding at December 31, 2021	25	25
Additional paid-in capital	357,150	356,308
Accumulated other comprehensive loss	(527)	(132)
Accumulated deficit	(228,528)	(214,512)
Total stockholders’ equity	128,120	141,689
Total liabilities and stockholders’ equity	$173,785	$184,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED conSOLIDATED Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$7,466	$6,020
General and administrative	6,553	4,883
Total operating expenses	14,019	10,903
Loss from operations	(14,019)	(10,903)
Other income:
Interest income	63	33
Total other income, net	63	33
Net loss before provision for income taxes	(13,956)	(10,870)
Provision for income taxes	(60)	—
Net loss	$(14,016)	$(10,870)
Cumulative dividends on convertible preferred stock	—	(2,309)
Net loss attributable to common stockholders	$(14,016)	$(13,179)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(1.09)
Weighted average shares of common stock outstanding, basic and diluted	24,955,165	12,105,464

Comprehensive loss:
Net loss	$(14,016)	$(10,870)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0	(395)	(20)
Total other comprehensive loss	(395)	(20)
Comprehensive loss	$(14,411)	$(10,890)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED Statements of CONVERTIBLE PREFERRED STOCK AND Stockholders’ (Deficit) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	3,773	—	17	—	—	17
Vesting of restricted common stock	—	—	—	—	—	—	—	—	10,202	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	646	—	—	646
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	15,870,209	27,400	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(57,758,734)	(16,176)	(12,500,000)	(5,700)	(37,528,581)	(16,759)	(47,610,763)	(81,856)	16,662,011	17	120,474	—	—	120,491
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs of $13,137	—	—	—	—	—	—	—	—	7,662,000	7	124,772	—	—	124,779
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,870)	(10,870)
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	24,859,038	$25	$353,821	$(21)	$(173,559)	$180,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	—	—	—	—	—	—	—	24,951,983	25	356,308	(132)	(214,512)	141,689
Vesting of restricted common stock	—	—	—	—	—	—	—	—	4,573	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	842	—	—	842
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(14,016)	(14,016)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	24,956,556	$25	$357,150	$(527)	$(228,528)	$128,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

CONDENSED CONSOLIDATED Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(14,016)	$(10,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	842	646
Depreciation	367	427
Non-cash lease expense	420	—
Amortization of available-for-sale securities	297	88
Changes in operating assets and liabilities:
Accounts receivable from related party	1,402	(3,000)
Prepaid expenses and other current assets	(2,763)	(2,138)
Accounts payable	(2,801)	(1,131)
Accrued expenses and other current liabilities	(2,171)	(1,180)
Deferred collaboration liability	(3,001)	1,095
Deferred rent and lease incentive	—	(142)
Operating lease liability	(561)	—
Other long-term liabilities	(22)	(101)
Net cash used in operating activities	(22,007)	(16,306)
Investing activities
Purchases of available-for-sale securities	(39,250)	(116,156)
Proceeds from maturities and redemptions of available-for-sale securities	35,735	3,778
Purchases of property and equipment	(101)	(65)
Net cash used in investing activities	(3,616)	(112,443)
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	—	27,400
Proceeds from issuance of common stock upon completion of initial public offering net of commissions and underwriting discounts	—	128,240
Payment of initial public offering costs	—	(2,463)
Proceeds from the exercise of stock options	—	17
Principal payments on finance lease liability	(52)	(46)
Net cash (used in) provided by financing activities	(52)	153,148
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,675)	24,399
Cash, cash equivalents and restricted cash at beginning of period	37,583	29,218
Cash, cash equivalents and restricted cash at end of period	$11,908	$53,617
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$11,485	$—
Vesting of early exercised restricted stock	$—	$4
Initial public offering costs included in accrued expenses	$—	$792

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

On February 5, 2021, the Company’s board of directors approved a 1-for-5.3 reverse stock split of the Company’s common stock. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

On February 17, 2021, the Company completed an initial public offering (“IPO”), issuing and selling 7,062,000 shares of common stock at a public offering price of $18.00 per share, and on February 24, 2021, the Company issued and sold an additional 600,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were $125.0 million. Upon closing of the Company’s IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock.

In March 2022, the Company filed a universal shelf registration on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”) pursuant to which, from time to time, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $20.0 million after such time as the universal shelf registration statement is declared effective by the Securities and Exchange Commission (“SEC”). Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

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

As of March 31, 2022, the Company had cash, cash equivalents and available-for-sale securities of $139.4 million. The Company has determined that its existing capital resources will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to experience negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, preclinical and clinical development and platform. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

The Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, the Company previously restricted access to its facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at its facility at any one time, and required that most of its employees work remotely. In February 2022, the Company re-opened its facility to all of its employees. Screening and enrollment in the Company’s ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. The Company has also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, the Company and the third-party manufacturers, contract research organizations (“CROs”), and academic collaborators that it engages have faced in the past and may face in the future disruptions that could affect its ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items and providing adequate resources that are essential for its research and development activities, such as, for example, raw materials used in the manufacture of its product candidates, laboratory supplies for its preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic, including supply chain disruptions. Due to recent increased quarantine controls in China, the receipt of shipments from some of the Company's vendors has been more difficult and unpredictable. This has caused some delays in preclinical studies for the Company's gene therapy programs. The Company has been working with its CROs to assess the impact of the increased controls on its activities, and contingency planning is on-going.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business. The extent of the impact of COVID-19 on its business will depend on the length and severity of the pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on its preclinical studies, current and planned clinical trials, employees and vendors, which is uncertain and cannot be predicted. The pandemic has the potential to adversely affect its business, financial condition, results of operations and prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Decibel Securities Corporation and Decibel Therapeutics Australia Pty. All intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The financial data and other information contained in the notes thereto as of and for the three months ended March 31, 2022 and 2021 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2021 were derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021.

With the exception of the adoption of FASB ASU No. 2016-02, Leases (“ASC 842”), the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto.

The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to the estimated cost to perform research which is an input into the measurement of research and development expenses recognized under the Company’s license and collaboration agreement (the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) as described below, the accrual of research and development expenses, stock-based compensation expenses, leases and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are mainly comprised of money market accounts invested in U.S. Treasury securities.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of other assets on the condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$10,780	$52,239
Restricted cash	1,128	1,378
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$11,908	$53,617

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of March 31, 2022 and December 31, 2021.

Stock-Based Compensation

The Company issues stock-based awards to employees, directors and non-employee consultants, generally in the form of stock options, restricted stock and restricted stock units. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires stock-based payments to employees, qualifying directors and non-employees to be recognized as expense based on the fair value determined on the date of grant.

The Company issues equity awards with service-based and performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. Compensation expense related to awards to employees, directors and non-employees with performance-based vesting conditions is recognized when it becomes probable that the performance conditions will be met using the accelerated attribution method. The Company has no awards with market-based conditions. The Company recognizes forfeitures as they occur.

The Company classifies stock-based compensation expense in the condensed consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

The Company determines the fair value of restricted stock in reference to the fair value of its common stock less any applicable purchase price. The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of its common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of its common stock. Due to the lack of a public market for the trading of its common stock prior to the completion of its IPO and a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of its stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected term of its stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero, as the Company has no current plans to pay any dividends on its common stock. The Company has elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, the Company may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

The fair value of the Company’s common stock in connection with its accounting for granted stock options, restricted stock and restricted stock units, is based on the trading price of its common stock on the Nasdaq Global Select Market.

Leases

The Company adopted ASC 842 effective January 1, 2022 using the required modified retrospective approach and utilizing the effective date as its date of initial application. Prior periods are presented in accordance with previous guidance in FASB ASC Topic 840, Leases.

The Company evaluates whether an arrangement is or contains a lease at contract inception. If a contract is or contains a lease, lease classification is determined at lease commencement, which represents the date at which the underlying asset is made available for use by the Company. The Company’s lease terms are generally measured as the respective lease’s noncancelable term and exclude any optional extension terms as the Company is not reasonably certain to exercise such options. The Company elected the short-term lease exemption and therefore does not recognize lease liabilities and right-of-use assets for lease arrangements with original lease terms of twelve months or less.

Lease liabilities represent the Company’s obligation to make lease payments under a lease arrangement. Lease liabilities are measured as the present value of fixed lease payments, discounted using an incremental borrowing rate, as interest rates implicit in the Company’s lease arrangements are generally not readily determinable. The Company elected the practical expedient to not separate lease and non-lease components for its real estate leases and therefore both are considered when determining the lease payments in a lease arrangement. Variable lease costs are expensed as incurred.

The incremental borrowing rate represents the interest rate at which the Company could borrow a fully collateralized amount equal to the lease payments, over a similar term, in a similar economic environment. The Company determines the incremental borrowing rate at lease commencement, generally using a synthetic credit rating based on the Company’s financial position and negative cash flows, factoring in adjustments for additional risks based on the Company’s economic condition, a survey of comparable companies with similar credit and financial profiles, as well as additional market risks, as may be applicable.

Right-of-use assets represent the Company’s right to use an underlying asset over its lease term. Right-of-use assets are initially measured as the associated lease liability, adjusted for prepaid rent and tenant incentives. The Company remeasures right-of-use assets and lease liabilities when a lease is modified, and the modification is not accounted for as a separate contract. A modification is accounted for as a separate contract if the modification grants the Company an additional right of use not included in the original lease agreement and the increase in lease payments is commensurate with the additional right of use. The Company assesses its right-of-use assets for impairment consistent with its policy for impairment of long-lived assets held and used in operations.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), Amendments to the FASB Accounting Standards Codification (“ASC 842”), which replaces the existing guidance for leases. ASC 842 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASC 842, a right-of-use asset and a lease liability will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASC 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company adopted ASC 842 using the modified retrospective approach effective January 1, 2022. The Company elected the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, the Company elected, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, the Company will not recognize a lease liability or right-of-use asset on its balance sheets for such short-term leases. Finally, the Company elected, by class of underlying asset, the practical expedient to not separate lease and non-lease components. The impact of adoption is summarized as follows (in thousands):

	As Reported December 31, 2021	Impact of Adoption	As Adopted January 1, 2022
Operating lease right-of-use assets	—	11,485	11,485
Finance lease right-of-use assets	—	235	235
Property and equipment, net	5,611	(235)	5,376
Accrued expenses and other current liabilities	7,712	(213)	7,499
Deferred rent and lease incentive obligation, current	696	(696)	—
Operating lease liabilities, current	—	3,484	3,484
Finance lease liabilities, current	—	213	213
Deferred rent and lease incentive obligation, long-term	4,208	(4,208)	—
Operating lease liabilities, long-term	—	12,905	12,905
Finance lease liabilities, long-term	—	19	19
Other long-term liabilities	1,611	(19)	1,592

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2022. The adoption did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 will have an effective and transition date of January 1, 2022. ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity-classified after modification or exchange. ASU 2021-04 requires an entity to treat a modification or an exchange of a freestanding equity-classified written call option that remains equity-classified after the modification or exchange as an exchange of the original instrument for a new instrument and provides guidance on measuring and recognizing the effect of a modification or an exchange. The Company adopted ASU 2021-04 on January 1, 2022. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 increases the transparency of transactions with the government that are accounted for by applying a grant or contribution accounting model, and it aims to reduce diversity that currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities due to the lack of specific authoritative guidance in GAAP. ASU 2021-10 requires an entity to provide information regarding the nature of the transaction with a government and the related accounting policy used to account for this transaction, the line item on the condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss that are affected by the transaction and the amounts applicable to each financial statement line item, and the significant terms and conditions of the transaction, including commitments and contingencies. The Company adopted ASU 2021-10 on January 1, 2022 using the prospective approach. The adoption did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

Refer to Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the Company’s summary of recently issued accounting pronouncements that have not yet been adopted.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$10,130	$10,130	$—	$—
Total cash equivalents	$10,130	$10,130	$—	$—
Available-for-sale securities:
US Treasury securities	$108,579	$—	$108,579	$—
Agency bonds	15,079	—	15,079	—
Total available-for-sale securities	$123,658	$—	$123,658	$—
Available-for-sale securities, long-term:
US Treasury securities	$5,003	$—	$5,003	$—
Total available-for-sale securities, long-term	$5,003	$—	$5,003	$—

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$31,726	$31,726	$—	$—
Total cash equivalents	$31,726	$31,726	$—	$—
Available-for-sale securities:
US Treasury securities	$61,373	$—	$61,373	$—
Corporate debt securities	33,806	—	33,806	—
Agency bonds	15,114	—	15,114	—
Commercial paper	1,999	—	1,999	—
Total available-for-sale securities	$112,292	$—	$112,292	$—
Available-for-sale securities, long-term:
US Treasury securities	$13,547	$—	$13,547	$—
Total available-for-sale securities, long-term	$13,547	$—	$13,547	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. During the three months ended March 31, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
US Treasury securities	$109,009	$—	$(430)	$108,579
Agency bonds	15,105	—	(26)	15,079
Total available-for-sale securities	$124,114	$—	$(456)	$123,658
Available-for-sale securities, long-term:
US Treasury securities	$5,074	$—	$(71)	$5,003
Total available-for-sale securities, long-term	$5,074	$—	$(71)	$5,003

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
US Treasury securities	$61,450	$—	$(77)	$61,373
Corporate debt securities	33,814	—	(8)	33,806
Agency bonds	15,123	—	(9)	15,114
Commercial paper	1,999	—	—	1,999
Total available-for-sale securities	$112,386	$—	$(94)	$112,292
Available-for-sale securities, long-term:
US Treasury securities	$13,585	$—	$(38)	$13,547
Total available-for-sale securities	$13,585	$—	$(38)	$13,547

The Company had 47 investments in available-for-sale securities in an unrealized loss position as of March 31, 2022 with a fair value of $128.7 million. The Company had 43 investments in available-for-sale securities in an unrealized loss position as of December 31, 2021 with a fair value of $120.3 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of March 31, 2022 and December 31, 2021, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of March 31, 2022, the Company did not hold any investments that matured beyond five years. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

5. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expense	$2,191	$3,152
Accrued payroll and related expenses	1,154	2,932
Accrued professional fees	1,029	380
Accrued other and other current liabilities	954	1,035
Equipment financing, current	—	213
	$5,328	$7,712

6. Leases

Operating Leases

In July 2016, the Company entered into an operating lease for its facility. Under the terms of the lease agreement, rent payments commenced in June 2017 with base rent in the first lease year of $2.1 million, subject to annual increases of 3.0% over the lease term through June 2027. The Company is also obligated to pay its ratable portion of operating expenses and taxes. The Company has the right to extend the lease for one additional five-year period at a market rental rate as determined by the landlord and agreed to by the Company. The lease is secured by a letter of credit in the amount of $0.5 million. In conjunction with the lease, the landlord provided the Company with a $5.3 million tenant improvement allowance.

In September 2019, the Company entered into an operating lease under which the Company leased additional office space from a third-party tenant under a sublease agreement at its current facility. Under the terms of the lease agreement, rent payments commenced in December 2019 with base rent in the first lease year of $1.2 million, subject to annual rent escalation over the lease term through January 2027. The sublease is secured by a letter of credit in the amount of $0.5 million.

In January 2020, the Company entered into a sublease agreement to sublease a portion of its existing office and laboratory space to a third-party. The lease term commenced in March 2020 with an original term of 24 months. Annual base rent was $1.1 million for each year during the sublease term. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. Subject to the Company’s consent, the sublease provided the sublessee one option to extend for up to one year, subject to a 3.0% rent increase. In May 2021, the subtenant exercised its right to extend the sublease term through October 31, 2022. Pursuant to the extension, base rent is $1.7 million for each year during the extension. The sublessee provided a security deposit of $0.2 million in cash which is presented as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Payments received under the sublease are recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive income (loss).

In January 2022, the Company entered into a sublease agreement to sublease a portion of its existing office space to a third-party. The lease term commenced in February 2022 with an original term of six months. Base rent over the term will total $0.5 million. The sublease grants the sublessee the right to extend for two terms of three months each at the same base rent per month. The sublessee prepaid the last month’s rent of $0.1 million, which is presented as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet. Payments received under the sublease are recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive income (loss).

Finance Leases

In July 2020, the Company entered into a financing transaction with a third-party leasing company. Pursuant to the transaction, the Company transferred title and interest in certain laboratory equipment to the third party in exchange for a one-time cash payment of $0.5 million and agreed to lease the laboratory equipment back from the third party for $0.2 million per year for 2.5 years. The Company concluded the lease was a capital lease under ASC 840 and a finance lease after the Company’s adoption of ASC 842.

The components of lease cost for the three months ended March 31, 2022 were as follows (in thousands):

Operating lease cost	$729
Variable lease cost	195
Short-term lease cost	5
Finance lease cost:
Amortization of right-of-use assets	51
Interest expense on lease liabilities	5
Sublease income	(641)
Total lease cost	$344

Supplemental cash flow information related to operating leases for the three months ended March 31, 2022 were as follow (in thousands):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	895
Operating cash flows from finance leases	5
Financing cash flows from finance leases	52

Future minimum lease payments under the Company’s noncancelable leases as of March 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (excluding the three months ended March 31, 2022)	$2,723	$170
2023	3,705	19
2024	3,796	—
2025	3,889	—
2026	3,984	—
2027	1,350	—
Total lease payments	19,447	189
Present value adjustment	(3,619)	(9)
Present value of lease payments	$15,828	$180

As of March 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 5.1 years and weighted average incremental borrowing rate of 8.7%. As of March 31, 2022, the Company’s finance lease had a weighted average remaining lease term of 0.8 years and weighted average incremental borrowing rate of 10.0%.

7. Commitments and Contingencies

License Agreements

The Company is a party to a number of license agreements related to certain patent rights used in developing its product candidates. Under such license agreements, the Company paid nominal upfront fees and is obligated to pay certain nominal annual license maintenance fees. The Company is also obligated to make certain payments based on specified clinical and regulatory milestones and royalty payments based on sales volume and milestones. The Company may terminate these agreements by providing prior written notice to the respective counterparty. All payments made have been expensed as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 do not include liabilities with respect to these license agreements as the Company has not yet generated revenue and the achievement of the milestones is not probable.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings as part of its ordinary course of business. As of March 31, 2022, the Company was not party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies.

8. Stockholders’ Equity

As of March 31, 2022 and December 31, 2021, the Company’s Certificate of Incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of shares of common stock are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	March 31, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,506,469	2,540,963
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	1,265,374	496,500
Shares reserved for vesting of restricted stock units granted under the 2021 Stock Incentive Plan	312,810	—
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,172,500	1,221,593
Shares reserved for future awards under the 2021 Employee Stock Purchase Plan	815,557	566,037
Total common stock reserved	6,072,710	4,825,093

9. Convertible Preferred Stock

Immediately prior to the closing of its IPO, the Company had an aggregate of 155,398,078 shares of convertible preferred stock issued and outstanding which automatically converted into 16,662,011 shares of common stock upon the closing of its IPO. During the three months ended March 31, 2021, in the period prior to the Company’s IPO, $2.3 million of cumulative dividends were accrued and unpaid on the Company’s convertible preferred stock. In connection with the completion of the Company’s IPO and the conversion of the outstanding convertible preferred stock into common stock, the $2.3 million of accrued and unpaid dividends were eliminated.

Subsequent to the closing of the Company’s IPO, no shares of convertible preferred stock were authorized, issued or outstanding and no dividends were accrued.

10. Stock-Based Compensation

2015 Stock Incentive Plan

Prior to the pricing of the Company’s IPO on February 11, 2021, the Company granted equity awards to eligible employees, officers, directors, consultants and advisors under the 2015 Stock Incentive Plan (the “2015 Plan”) under which the Company could grant equity awards to eligible employees, officers, directors, consultants and advisors. Subsequent to the pricing of the Company’s IPO, no further awards can be made under the 2015 Plan; however, awards outstanding under the 2015 Plan continue to be governed by the 2015 Plan.

2021 Stock Incentive Plan

In connection with its IPO, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on February 11, 2021. As of December 31, 2021, there were 1,718,093 shares of common stock authorized for issuance under the 2021 Plan. On January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 998,079 shares. As of March 31, 2022, 1,578,184 shares were reserved for outstanding awards granted under the 2021 Plan and 1,172,500 shares remained available for issuance.

2021 Employee Stock Purchase Plan

As of December 31, 2021, there were 566,037 shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Under the 2021 ESPP, eligible employees are able to purchase shares of common stock at a specified discount. On January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 ESPP automatically increased by 249,520 shares. As of March 31, 2022, no shares have been issued under the 2021 ESPP and as such, 815,557 shares remained available for issuance under the 2021 ESPP.

Restricted Stock Awards

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	12,537	$24.79
Vested	(4,573)	22.89
Canceled/Forfeited	(18)	15.37
Unvested as of March 31, 2022	7,946	$25.91

The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2022 and 2021 was less than $0.1 million and $0.1 million, respectively. As of March 31, 2022, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Shares of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	313,185	3.50
Vested	—	—
Canceled/Forfeited	(375)	3.50
Unvested as of March 31, 2022	312,810	$3.50

The Company has granted restricted stock units (“RSUs”) to certain of its employees under the 2021 Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock. All restricted stock units granted to employees during the three months ended March 31, 2022 will vest, if at all, upon the achievement of specified development milestones associated with the Company’s DB-OTO program, provided the applicable employee remains continuously employed with the Company on the vesting date. Upon vesting, shares of the Company’s common stock will be delivered to the employee, subject to the payment of applicable withholding taxes. As of March 31, 2022, total unrecognized compensation cost related to the unvested restricted stock units was approximately $1.1 million, which will not be recognized until it becomes probable that the performance conditions will be met.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	3,037,463	$5.34	8.9	$629
Granted	790,100	3.53
Exercised	—	—
Cancelled/forfeited	(55,720)	8.05
Outstanding as of March 31, 2022	3,771,843	$4.92	8.8	$—
Exercisable as of March 31, 2022	1,280,246	$4.96	8.5	$—
Vested and expected to vest as of March 31, 2022	3,771,843	$4.92	8.8	$—

As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was approximately $9.8 million, which is expected to be recognized over a weighted-average period of 2.9 years. The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $2.63 and $14.60, respectively.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$384	$271
General and administrative	458	375
Total stock-based compensation expense	$842	$646

11. Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	3,771,843	2,760,897
Unvested restricted stock units	312,810	—
Unvested restricted stock awards	7,946	42,539
	4,092,599	2,803,436

12. License and Collaboration Agreement with Regeneron

Agreement Overview

In November 2017, the Company entered into the Regeneron Agreement with Regeneron under which Regeneron made an upfront, nonrefundable $25.0 million payment to the Company. The parties were to undertake specified activities with respect to the discovery or development of new potential therapies directed to a set of defined collaboration targets. Each party was responsible for its own respective costs and agreed to use commercially reasonable efforts to complete the activities as designated in the agreed-upon research plan. The Company was primarily responsible for the direction and conduct of the research program whereas Regeneron was primarily responsible for the contribution of various technologies and expertise of its own as well as contribution of employees and research services.

In October 2020, the parties amended the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. The primary responsibilities of each party remained consistent with those prior to the amendment. In connection with the amendment, the Company issued 10,000,000 shares of Series C Preferred Stock to Regeneron in consideration for its entry into the amendment. Pursuant to the amendment, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support Good Laboratory Practices toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to investigational new drug (“IND”) enabling studies for DB-OTO as such costs are incurred. The Company achieved its first pre-IND milestone of $4.4 million and its second pre-IND milestone of $1.1 million in November 2020 and October 2021, respectively.

In November 2021, Regeneron elected to extend the research term of the collaboration. The research term was extended to November 15, 2023 and Regeneron is obligated to pay the Company an extension fee of $10.0 million in the fourth quarter of 2022. As of March 31, 2022 and December 31, 2021, the Company had unbilled receivables of $10.0 million and $11.4 million, respectively, due from Regeneron. Through March 31, 2022, the Company had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration. As of March 31, 2022, the next milestone that the Company was eligible to receive was in relation to the initiation of manufacturing for its AAV.103 program, or the initiation of a Phase 1 clinical trial of DB-OTO.

Accounting Analysis

The Company accounts for its collaboration with Regeneron in accordance with FASB ASC Topic ASC 808, Collaborative Arrangements, and applies FASB ASC Topic 606, Revenue from Contracts with Customers, by analogy to determine the measurement and recognition of the consideration received from Regeneron. All research activities under the collaboration are considered a single performance obligation. The transaction price of $46.9 million consists of (i) $25.0 million received upfront, (ii) $0.3 million received to fund the ongoing research plan, (iii) $5.5 million of aggregate milestones achieved, (iv) $10.5 million in reimbursements for third-party costs related to IND-enabling studies for DB-OTO, and (v) $10.0 million as consideration for Regeneron’s election to extend the research term, partially offset by the fair value of the Series C convertible preferred stock issued to Regeneron of approximately $4.4 million. Future milestones are considered variable consideration and are fully constrained until such time as achievement is considered probable. The Company satisfies its performance obligation over time and measures progress towards completion using an input method based on costs incurred.

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

The Company concluded the consideration received from Regeneron represents reimbursements of the Company’s cost incurred and should therefore be accounted for as contra-research and development in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Deferred collaboration liability is classified in the condensed consolidated balance sheets based on the expected timing of when the costs will be recognized in the future.

The Company recognized $3.0 million and $1.9 million as contra-research and development expenses for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was deferred collaboration liability classified in current liabilities of $7.9 million and $8.1 million, respectively, and classified in long-term liabilities of $13.7 million and $16.4 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had $10.0 million and $11.4 million of unbilled accounts receivable due from Regeneron, respectively, which are classified in accounts receivable from related party on the condensed consolidated balance sheets.

13. Related Party Transactions

As of March 31, 2022, Regeneron held 2,097,314 shares of common stock. During the three months ended March 31, 2022 and 2021, the Company recognized $3.0 million and $1.9 million as contra-research and development expense, respectively, in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the Company’s collaboration with Regeneron. As of March 31, 2022 and December 31, 2021, the Company had $10.0 million and $11.4 million, respectively, of unbilled accounts receivable due from Regeneron. As of March 31, 2022 and December 31, 2021, the Company did not have any amounts due to Regeneron.

For the three months ended March 31, 2022 and 2021, the Company recorded no expenses and $0.2 million, respectively, of expenses related to consulting services provided by an entity affiliated with a shareholder of the Company and a member of the Company’s board of directors. The Company terminated this arrangement effective December 31, 2021. As of March 31, 2022 the Company had no further amounts due to this entity. As of December 31, 2021, the Company had $0.1 million due to this entity, which was subsequently paid during the three months ended March 31, 2022.

14. Tax Provision

The Company’s income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising during that interim period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a tax expense related to its Australian subsidiary. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets. The Company’s effective tax rate for the three months ended March 31, 2022 was (0.42%). During the three months ended March 31, 2022, the Company recorded an income tax expense of $0.1 million. There was no income tax expense for the three months ended March 31, 2021.

The Company recognized in prior periods a reserve related to an uncertain tax position. For the three months ended March 31, 2022 the Company recorded an insignificant amount of interest expense as a component of income tax expense related to this uncertain tax position.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. The Company’s income tax provision may be significantly affected by changes to its estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 18, 2022, which we refer to as the 2021 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” of this Quarterly Report.

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

We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to an OTOF deficiency. OTOF is a protein expressed in the inner hair cells of the cochlea that enables communication between sensory cells of the inner ear and the auditory nerve by regulating synaptic transmission. We have designed DB-OTO utilizing a proprietary, cell-selective promoter to provide expression of OTOF that is limited to hair cells. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter, which is designed to drive expression in all cells. In addition to the loss of durability, we observed that use of a ubiquitous promoter in mice resulted in the loss of inner hair cells throughout the cochlea. DB-OTO is an adeno-associated virus, or AAV, based gene therapy intended to be delivered to patients using the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure. We believe the cell-selective expression of DB-OTO and its delivery by this established surgical procedure will provide a core competitive advantage important to the success of DB-OTO. Based on feedback from the U.S. Food and Drug Administration, or FDA, we are currently conducting preclinical studies of DB-OTO to support our planned submission of an investigational new drug application, or IND, to the FDA. We have also completed scientific advice meetings with multiple European regulatory authorities to support our planned submission of a clinical trial application, or CTA, within Europe. We plan to submit an IND and/or CTA in 2022. Subject to the acceptance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in 2022. The FDA has granted orphan drug designation and rare pediatric disease designation for DB-OTO for the treatment of OTOF-related, congenital hearing loss. In addition to DB-OTO, we are advancing AAV.103 and AAV.104, gene therapy programs targeting hearing loss resulting from other single gene mutations, or monogenic forms of hearing loss. AAV.103 aims to restore hearing in individuals with mutations in the GJB2 gene and AAV.104 aims to restore hearing in individuals with mutations in the STRC gene. We anticipate that we will identify a product candidate for our AAV.103 program in 2022.

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

In addition to our gene therapy product candidate and programs, we are developing a clinical-stage product candidate, DB-020, for the prevention of cisplatin-induced hearing loss. DB-020 is a novel formulation of sodium thiosulfate, or STS, that we have optimized for local delivery to the ear. STS inactivates cisplatin, a widely used chemotherapy that often leads to hearing loss and related complications in patients being treated for cancer. We are developing DB-020 to prevent cisplatin-induced hearing loss without impacting the beneficial, anti-tumor effect of cisplatin. In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 in healthy volunteers, in which DB-020 was well tolerated. Following the Phase 1 clinical trial, we initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial in 2020 to evaluate the safety and efficacy of DB-020 for the prevention of cisplatin-induced hearing loss. We expect to report results from an interim analysis of the ongoing Phase 1b clinical trial of DB-020 in the second quarter of 2022. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

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

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $14.0 million for the three months ended March 31, 2022, and $51.8 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $228.5 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $139.4 million. We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

We are following, and plan to continue to follow recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we previously restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and required that most of our employees work remotely. In February 2022 we re-opened our facility to all of our employees. Screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States have been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. We have also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, we and the third-party manufacturers, contract research organizations, or CROs, and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items and providing adequate resources that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic, including supply chain disruptions. Due to recent increased quarantine controls in China, the receipt of shipments from some of our vendors has been more difficult and unpredictable. This has caused some delays in preclinical studies for our gene therapy programs. We have been working with our CROs to assess the impact of the increased controls on our activities, and contingency planning is on-going.

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

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. Regeneron is provided two options to extend the research term for a one-year period each and is obligated to pay us $10.0 million for each extension. The first option to extend the research term was exercised by Regeneron in November 2021. The $10.0 million fee is payable in the fourth quarter of 2022.On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which began at initiation of manufacturing to support Good Laboratory Practices, or GLP, toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials. Through March 31, 2022, we had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration.

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

Pursuant to the amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a contract development and manufacturing organization, or CDMO. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO as such costs are incurred, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

As of March 31, 2022, we had unbilled receivables of $10.0 million due from Regeneron, relating to Regeneron exercising its right to extend the research term by one year to November 2023.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view all consideration received from Regeneron as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our condensed consolidated statements of operations and comprehensive income (loss). As such, we are recognizing total consideration of $46.9 million, comprised of the $25.0 million upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the amendment, the reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, the $5.5 million of cumulative milestone payments received, and the $10.0 million extension payment due in the fourth quarter of 2022, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive income (loss) based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. We recognized $3.0 million and $1.9 million as contra-research and development expenses during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had $10.0 million of unbilled accounts receivable due from Regeneron. As of March 31, 2022, we had deferred collaboration liabilities of $21.5 million on our condensed consolidated balance sheet, which consisted of $7.9 million classified as current deferred collaboration liabilities and $13.7 million classified as long-term collaboration liabilities. See Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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
•
costs incurred with third-party CDMOs to acquire, develop and manufacture materials for preclinical and clinical studies;
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

We use our employee and infrastructure resources for the advancement of our platform and for discovering and developing programs and product candidates. We track direct research and development costs, consisting primarily of external costs, such as fees paid to CDMOs, CROs, and consultants in connection with our preclinical studies, clinical trials and experiments by program after a development candidate has been identified. Due to the number of ongoing programs and our ability to use resources across several projects, personnel-related expenses and indirect or shared operating costs incurred for our research and development programs are not recorded or maintained on a program-by-program basis, nor are our external program costs incurred for our programs prior to the identification of a development candidate for such program.

The following table sets forth our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Three Months Ended March 31,
	2022	2021
DB-OTO	$4,171	$3,038
DB-020	598	$295
Personnel-related (including stock-based compensation)	3,232	2,103
Other indirect research and development expenses	(535)	584
Total research and development expenses	$7,466	$6,020

Consideration we receive under the Regeneron Agreement is being recognized as a reduction to research and development expense (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive income (loss) based on our progress towards completion of our research activities under the research plan for the collaboration. For purposes of the table above, recognition of consideration received from Regeneron is included as a reduction of other indirect research and development expenses. For the three months ended March 31, 2022 and 2021, we recognized contra-research and development expense of approximately $3.0 million and $1.9 million, respectively, related to consideration received from Regeneron.

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

Income Taxes

Since our inception, we have not recorded any U.S. federal, foreign, or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits as it is more likely-than-not that these benefits will not be realized. We have U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards to offset future taxable income. We have recognized a reserve for a foreign uncertain tax position and recorded a foreign tax provision.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following tables summarizes our results of operations for each period presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$7,466	$6,020
General and administrative	6,553	4,883
Total operating expenses	14,019	10,903
Loss from operations	(14,019)	(10,903)
Other income:
Interest income	63	33
Total other income, net	63	33
Net loss before provision for income taxes	(13,956)	(10,870)
Provision for income taxes	(60)	—
Net loss	$(14,016)	$(10,870)

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
DB-OTO	$4,171	$3,038	$1,133
DB-020	598	295	303
Personnel-related (including stock-based compensation)	3,232	2,103	1,129
Other indirect research and development expenses	(535)	584	(1,119)
Total research and development expenses	$7,466	$6,020	$1,446

Research and development expenses for the three months ended March 31, 2022 were $7.5 million, compared to $6.0 million for the three months ended March 31, 2021. The increase of $1.5 million was primarily attributable to the following:

•
$1.1 million increase in expenses incurred to advance our DB-OTO program, primarily attributable to an increase of $0.7 million in preparation for clinical trials and translational research costs, as well as an increase of $0.7 million related to external support for research and development consultants, partially offset by a $0.2 million decrease in expenses related to internal research costs;

•
$0.3 million increase in expenses to advance our DB-020 program, driven primarily by increased clinical trial costs due to additional enrollment in our Phase 1b clinical trial of DB-020 during the three months ended March 31, 2022;
•
$1.1 million increase in personnel-related costs due to increased headcount and wages within the research and development function, as well as increased stock-based compensation expense; and
•
$1.1 million net decrease in other indirect research and development expenses, driven primarily by a $1.1 million increase in contra-research and development expenses under the Regeneron Agreement. Included as reductions to other indirect research and development expenses were $3.0 million and $1.9 million of contra-research and development expenses for the three months ended March 31, 2022 and 2021, respectively, recognized pursuant to the Regeneron Agreement.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2022 were $6.6 million, compared to $4.9 million for the three months ended March 31, 2021. The increase of $1.7 million was primarily attributable to the following:

•
$1.1 million increase in professional fees, driven primarily by expenses related to consulting, accounting advisory and audit services; and
•
$0.6 million increase in personnel-related costs primarily due to an increase in headcount and wages within the general and administrative function, as well as increased stock-based compensation expense.

Interest Income

The increase in interest income in the three months ended March 31, 2022 primarily consisted of interest income from our investments in available-for-sale securities.

Provision for Income Taxes

The provision for income taxes in the three months ended March 31, 2022, was due to the recognition of $0.1 million related to a foreign tax provision and interest expense related to a previously established foreign tax provision.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through March 31, 2022, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $39.9 million from the Regeneron Agreement and $125.0 million from the issuance and sale of our common stock in our IPO.

In March 2022, we filed a universal shelf registration on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million after such time as the universal shelf registration statement is declared effective by the SEC. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(22,007)	$(16,306)
Investing activities	(3,616)	(112,443)
Financing activities	(52)	153,148
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,675)	$24,399

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our pipeline, platform, drug discovery efforts and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally attributable to stock-based compensation, depreciation and amortization and accretion of discounts on available-for-sale securities, as well as changes in components of operating assets and liabilities, which are generally attributable to increased expenses, timing of vendor payments and performance under the Regeneron Agreement.

During the three months ended March 31, 2022, net cash used in operating activities of $22.0 million was primarily due to our net loss of $14.0 million as well as changes in operating assets and liabilities of $9.9 million, partially offset by net non-cash expenses of $1.9 million.

During the three months ended March 31, 2021, net cash used in operating activities of $16.3 million was primarily due to our net loss of $10.9 million and changes in operating assets and liabilities of $6.6 million, partially offset by net non-cash expenses of $1.2 million.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities of $3.6 million was primarily due to purchases of available-for-sale securities of $39.3 million and purchases of property and equipment of $0.1 million, partially offset by maturities of available-for-sale securities of $35.7 million.

During the three months ended March 31, 2021, net cash used in investing activities of $112.4 million was primarily due to purchases of available-for-sale securities of $116.2 million and purchases of property and equipment of $0.1 million, partially offset by maturities of available-for-sale securities of $3.8 million.

Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities of $0.1 million consisted of principal payments on our finance lease liability.

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

As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $139.4 million. We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not have any committed external source of funds, other than amounts we are entitled to under the Regeneron Agreement. As of March 31, 2022, we had $10.0 million of unbilled receivables from Regeneron, reflecting the amount owed for Regeneron’s one-year extension of the research term under the Regeneron Agreement. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of holders of our common stock.

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

Material Cash Requirements

There have been no material changes to our material cash requirements described in our 2021 Annual Report on Form 10-K.

Critical Accounting Estimates and Significant Judgments

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates from those described in our 2021 Annual Report on Form 10-K.

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

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our consolidated financial statements included in our 2021 Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $14.0 million for the three months ended March 31, 2022, and $51.8 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $228.5 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our initial public offering, or IPO. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

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

We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than the funds to which we are entitled under the Regeneron Agreement. As of March 31, 2022 we had $10.0 million of unbilled receivables from Regeneron, reflecting the amount owed for Regeneron’s one-year extension of the research term under the Regeneron Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Our gene therapy product candidates will need to meet purity, potency and safety standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the U.S. National Institutes of Health, or NIH, gene therapy clinical trials may also be subject to review and oversight by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Identifying and qualifying individuals to participate in clinical trials is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of participants, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Any delay or difficulty in participant enrollment could significantly delay or otherwise hinder our research and development efforts and delay or prevent receipt of necessary regulatory approvals.

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

For example, due to the continued impact of the COVID-19 pandemic on the pace of patient screening and enrollment and the closure of trial sites in the United States that we had expected to re-open, we previously experienced a delay in when we expected to report results from an interim analysis of our ongoing Phase 1b clinical trial of DB-020.

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

A number of factors common to the manufacturing of biologics and small molecules could also cause production issues or interruptions for gene therapies, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, public health epidemics, disruption in utility services, terrorist activities or “acts of God” that are beyond our or our contract manufacturers’ control. It is often the case that early-stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP compliant processes, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates.

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

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•
Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in preclinical development and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration. Akouos, Inc. has announced that it plans to submit an IND to the FDA for AK-OTOF in the first half of 2022;
•
Frequency Therapeutics, Inc., or Frequency, which is developing small molecule therapeutics intended to treat sensorineural hearing loss through regeneration of cochlear hair cells through activation of inner ear progenitor cells. Frequency’s lead program, FX-322, is currently in Phase 2 clinical trials. In 2019, Frequency announced a partnership with Astellas Pharma, Inc., or Astellas, under which Astellas agreed to oversee development and commercialization of its lead program worldwide, except in the United States, where Frequency will assume those responsibilities;
•
Otonomy, Inc., or Otonomy, and Applied Genetic Technologies Corporation, which are collaborating on the development of an AAV-based gene therapy to restore hearing in individuals with profound hearing loss caused by mutation of the GJB2 gene. Otonomy has announced that it plans to submit an IND to the FDA for OTO-825 in the first half of 2023; and
•
Sensorion SA, or Sensorion, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development.

We are aware of product candidates in development to protect against chemotherapy-induced ototoxicity, including PEDMARK, a formulation of sodium thiosulfate delivered via systemic injection, being developed by Fennec Pharmaceuticals, Inc., or Fennec, for the prevention of platinum-induced ototoxicity in pediatric cancer patients with localized, non-metastatic, solid tumors.

In August 2020 and in November 2021, Fennec received complete response letters from the FDA for its NDA for PEDMARK. In April 2022, Fennec announced FDA acceptance of its NDA resubmission for PEDMARK. We are also aware of SENS-401, a small molecule being developed by Sensorion that is in Phase 2 clinical trials for prevention of chemotherapy related hearing loss, LPT99, a small molecule being developed by Spiral Therapeutics, Inc. that is in Phase 1 clinical trials for prevention of chemotherapy related hearing loss, D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals, Inc. for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy. We are also aware that Sound Pharmaceuticals, Inc. is pursuing treatments for Meniere’s Disease, a balance disorder.

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

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. For example, such a termination may occur if we fail to meet specified development, regulatory and commercialization milestones by specified dates under our license agreements with the University of California, San Francisco, the University of Florida and the University of Missouri. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and may be required to indemnify our customers or collaborators. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly the Office of Cellular, Tissue and Gene Therapies) within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Additionally, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from NIH also are potentially subject to oversight by a committee within the NIH’s Office of Science Policy called the Novel and Exceptional Technology and Research Advisory Committee; however, as of 2019, the charter of this review group has evolved to focus public review on clinical trials that cannot be evaluated by standard oversight bodies and pose unusual risks.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians, other healthcare providers and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and state and local laws that require drug manufacturers to register pharmaceutical sales representatives.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union and the United Kingdom. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and the United Kingdom Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Current and future legislative efforts may limit the costs for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

The extent to which COVID-19 impacts our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain the COVID-19 pandemic or address its impact in the short and long-term. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, CDMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may be adversely affected by the COVID-19 pandemic.

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

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items and providing adequate resources that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic, including supply chain disruptions. Due to recent increased quarantine controls in China, the receipt of shipments from some of our vendors has been more difficult and unpredictable. This has caused some delays in preclinical studies for our gene therapy programs. We have been working with our CROs to assess the impact of the increased controls on our activities, and contingency planning is on-going.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, CDMOs or other contractors or consultants, including any collaborator, are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber incidents or attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. System failures, accidents, cyberattacks or security breaches could cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of preclinical or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability, including civil fines and penalties under relevant state and federal privacy laws in the United States and abroad, our competitive position could be harmed and the further development of our product candidates and programs could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

While we have not experienced any material losses relating to cyber-attacks, we have been the subject of a successful phishing attempt. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our CROs, CDMOs or other contractors or consultants or fraudulently induce our employees or employees of our CROs, CDMOs or other contractors or consultants to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our CROs, CDMOs or other contractors or consultants occurs, the market perception of the effectiveness of our security measures could be harmed, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

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

As of May 2, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares of common stock representing approximately 39.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 2, 2022, we had 24,964,502 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or Securities Act, in the case of our affiliates.

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

The aggregate net proceeds to us from the public offering, inclusive of the proceeds from the underwriters' partial exercise of their option to purchase additional shares, was $125.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $13.1 million. As of March 31, 2022, we have used approximately $72.1 million of the net proceeds from the IPO. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Open Market Sale AgreementSM, dated as of March 18, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, File No. 333-263671, filed March 18, 2022).

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

DECIBEL THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Elisabeth Leiderman
Elisabeth Leiderman, M.D.
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)