Form 10-Q
period 2022-06-30
Decibel Therapeutics, Inc.
filed 2022-08-10
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 24,964,502 shares of common stock, $0.001 par value per share, outstanding.

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

•
The COVID-19 pandemic disrupted our ongoing Phase 1b clinical trial of DB-020 and has affected and may in the future affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to global supply chains and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$56,451	$36,455
Available-for-sale securities	69,198	112,292
Accounts receivable from related party	10,000	11,402
Prepaid expenses and other current assets	5,757	4,042
Total current assets	141,406	164,191
Available-for-sale securities, long-term	—	13,547
Property and equipment, net	4,867	5,611
Right-of-use asset, operating	10,707	—
Right-of-use asset, finance	134	—
Other assets	1,164	1,128
Total assets	$158,278	$184,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,915	$4,012
Accrued expenses and other current liabilities	8,186	7,712
Deferred collaboration liability, current	9,123	8,118
Deferred rent and lease incentive obligation, current	—	696
Operating lease liability, current	3,523	—
Finance lease liability, current	127	—
Total current liabilities	22,874	20,538
Long-term liabilities:
Deferred collaboration liability, long-term	10,204	16,431
Deferred rent and lease incentive obligation, long-term	—	4,208
Operating lease liability, long-term	11,727	—
Other long-term liabilities	1,615	1,611
Total liabilities	46,420	42,788
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,964,502 shares issued and 24,959,848 shares outstanding at June 30, 2022; 200,000,000 shares authorized, 24,964,520 shares issued and 24,951,983 shares outstanding at December 31, 2021	25	25
Additional paid-in capital	357,995	356,308
Accumulated other comprehensive loss	(588)	(132)
Accumulated deficit	(245,574)	(214,512)
Total stockholders’ equity	111,858	141,689
Total liabilities and stockholders’ equity	$158,278	$184,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED conSOLIDATED Statements of Operations and Comprehensive (Loss) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$11,241	$6,827	$18,707	$12,847
General and administrative	5,862	4,899	12,415	9,782
Total operating expenses	17,103	11,726	31,122	22,629
Loss from operations	(17,103)	(11,726)	(31,122)	(22,629)
Other income:
Interest income	95	75	158	108
Total other income, net	95	75	158	108
Net loss before provision for income taxes	(17,008)	(11,651)	(30,964)	(22,521)
Provision for income taxes	(38)	—	(98)	—
Net loss	$(17,046)	$(11,651)	$(31,062)	$(22,521)
Cumulative dividends on convertible preferred stock	—	—	—	(2,309)
Net loss attributable to common stockholders	$(17,046)	$(11,651)	$(31,062)	$(24,830)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.47)	$(1.24)	$(1.34)
Weighted average shares of common stock outstanding, basic and diluted	24,958,678	24,865,112	24,956,932	18,520,536

Comprehensive loss:
Net loss	$(17,046)	$(11,651)	$(31,062)	$(22,521)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0	(61)	26	(456)	6
Total other comprehensive (loss) income	(61)	26	(456)	6
Comprehensive loss	$(17,107)	$(11,625)	$(31,518)	$(22,515)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED Statements of CONVERTIBLE PREFERRED STOCK AND Stockholders’ (Deficit) EQUITY

(Unaudited)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	3,773	—	17	—	—	17
Vesting of restricted common stock	—	—	—	—	—	—	—	—	10,202	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	646	—	—	646
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	15,870,209	27,400	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(57,758,734)	(16,176)	(12,500,000)	(5,700)	(37,528,581)	(16,759)	(47,610,763)	(81,856)	16,662,011	17	120,474	—	—	120,491
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs of $13,137	—	—	—	—	—	—	—	—	7,662,000	7	124,772	—	—	124,779
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,870)	(10,870)
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	24,859,038	$25	$353,821	$(21)	$(173,559)	$180,266
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	354	—	1	—	—	1
Vesting of restricted common stock	—	—	—	—	—	—	—	—	9,425	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	764	—	—	764
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,651)	(11,651)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	24,868,817	$25	$354,591	$5	$(185,210)	$169,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2021	—	—	—	—	—	—	—	—	24,951,983	25	356,308	(132)	(214,512)	141,689
Vesting of restricted common stock	—	—	—	—	—	—	—	—	4,573	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	842	—	—	842
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(14,016)	(14,016)
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	24,956,556	$25	$357,150	$(527)	$(228,528)	$128,120
Vesting of restricted common stock	—	—	—	—	—	—	—	—	3,292	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	845	—	—	845
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,046)	(17,046)
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	24,959,848	$25	$357,995	$(588)	$(245,574)	$111,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

CONDENSED CONSOLIDATED Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(31,062)	$(22,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,687	1,410
Depreciation	729	764
Non-cash lease expense	880	—
Amortization of available-for-sale securities	517	357
Changes in operating assets and liabilities:
Accounts receivable from related party	1,402	(482)
Prepaid expenses and other current assets	(1,715)	(1,534)
Other long-term assets	(104)	—
Accounts payable	(2,097)	10
Accrued expenses and other current liabilities	686	1,356
Deferred collaboration liability	(5,222)	(948)
Deferred rent and lease incentive	—	(288)
Operating lease liability	(1,139)	—
Other long-term liabilities	23	(79)
Net cash used in operating activities	(35,415)	(21,955)
Investing activities
Purchases of available-for-sale securities	(39,250)	(147,223)
Proceeds from maturities and redemptions of available-for-sale securities	94,918	26,530
Proceeds from sale of property and equipment	—	42
Purchases of property and equipment	(221)	(102)
Net cash provided by (used in) investing activities	55,447	(120,753)
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	—	27,400
Proceeds from issuance of common stock upon completion of initial public offering net of commissions and underwriting discounts	—	128,240
Payment of initial public offering costs	—	(3,255)
Proceeds from the exercise of stock options	—	18
Principal payments on finance lease liability	(104)	(94)
Repurchases of early exercised restricted stock	—	(1)
Net cash (used in) provided by financing activities	(104)	152,308
Net increase in cash, cash equivalents and restricted cash	19,928	9,600
Cash, cash equivalents and restricted cash at beginning of period	37,583	29,218
Cash, cash equivalents and restricted cash at end of period	$57,511	$38,818
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$11,485	$—
Vesting of early exercised restricted stock	$—	$(9)

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

In March 2022, the Company filed a universal shelf registration on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which, from time to time, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $20.0 million. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Jefferies is entitled to compensation at a rate equal to 3.0% of the gross proceeds from any shares of common stock sold under the Sales Agreement. As of June 30, 2022, the Company had not sold any shares of common stock pursuant to the Sales Agreement.

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

As of June 30, 2022, the Company had cash, cash equivalents and available-for-sale securities of $125.6 million. The Company has determined that its existing capital resources will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company expects to experience negative cash flows from operations and net losses for the foreseeable future as it continues to invest significantly in research and development of its product candidates, preclinical and clinical development and platform. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

The Company is following, and plans to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, the Company previously restricted access to its facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at its facility at any one time, and required that most of its employees work remotely. In February 2022, the Company re-opened its facility to all of its employees. Screening and enrollment in the Company’s ongoing Phase 1b clinical trial of DB-020 in Australia and the United States had been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. The Company has also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, the Company and the third-party manufacturers, contract research organizations (“CROs”), and academic collaborators that it engages have faced in the past and may face in the future disruptions that could affect its ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items and providing adequate resources that are essential for its research and development activities, such as, for example, raw materials used in the manufacture of its product candidates, laboratory supplies for its preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic, including supply chain disruptions. Due to recent increased quarantine mandates in China, the receipt of shipments and data from some of the Company's vendors had been more difficult and unpredictable. This caused some delays in preclinical studies for the Company's gene therapy programs. The quarantine mandates have been largely resolved as of June 2022. The Company has been working with its CROs to assess the impact of the increased mandates on its activities, and contingency planning is on-going.

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

These condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity for the six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The financial data and other information contained in the notes thereto as of and for the three and six months ended June 30, 2022 and 2021 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2021 were derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021.

With the exception of the adoption of FASB ASU No. 2016-02, Leases (“ASC 842”), the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto.

The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim periods, or any future year or period.

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

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$56,451	$37,690
Restricted cash	1,060	1,128
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$57,511	$38,818

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of June 30, 2022 and December 31, 2021.

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

The Company classifies stock-based compensation expense in the condensed consolidated statements of operations and comprehensive (loss) income in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, which replaces the existing guidance for leases. ASC 842 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASC 842, a right-of-use asset and a lease liability will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASC 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. The guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company adopted ASC 842 using the modified retrospective approach effective January 1, 2022. The Company elected the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, the Company elected, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, the Company will not recognize a lease liability or right-of-use asset on its balance sheets for such short-term leases. Finally, the Company elected, by class of underlying asset, the practical expedient to not separate lease and non-lease components. The impact of adoption is summarized as follows (in thousands):

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$56,098	$56,098	$—	$—
Total cash equivalents	$56,098	$56,098	$—	$—
Available-for-sale securities:
U.S. Treasury securities	$59,301	$—	$59,301	$—
Agency bonds	9,897	—	9,897	—
Total available-for-sale securities	$69,198	$—	$69,198	$—

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$31,726	$31,726	$—	$—
Total cash equivalents	$31,726	$31,726	$—	$—
Available-for-sale securities:
U.S. Treasury securities	$61,373	$—	$61,373	$—
Corporate debt securities	33,806	—	33,806	—
Agency bonds	15,114	—	15,114	—
Commercial paper	1,999	—	1,999	—
Total available-for-sale securities	$112,292	$—	$112,292	$—
Available-for-sale securities, long-term:
U.S. Treasury securities	$13,547	$—	$13,547	$—
Total available-for-sale securities, long-term	$13,547	$—	$13,547	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. During the three and six months ended June 30, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$59,874	$—	$(573)	$59,301
Agency bonds	9,912	—	(15)	9,897
Total available-for-sale securities	$69,786	$—	$(588)	$69,198

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Available-for-sale securities:
U.S. Treasury securities	$61,450	$—	$(77)	$61,373
Corporate debt securities	33,814	—	(8)	33,806
Agency bonds	15,123	—	(9)	15,114
Commercial paper	1,999	—	—	1,999
Total available-for-sale securities	$112,386	$—	$(94)	$112,292
Available-for-sale securities, long-term:
U.S. Treasury securities	$13,585	$—	$(38)	$13,547
Total available-for-sale securities	$13,585	$—	$(38)	$13,547

The Company had 31 investments in available-for-sale securities in an unrealized loss position as of June 30, 2022 with a fair value of $69.2 million. The Company had 43 investments in available-for-sale securities in an unrealized loss position as of December 31, 2021 with a fair value of $120.3 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of June 30, 2022 and December 31, 2021, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. During the three and six months ended June 30,

2022 and the year ended December 31, 2021, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

5. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expense	$4,622	$3,152
Accrued payroll and related expenses	1,747	2,932
Accrued professional fees	1,128	380
Accrued other and other current liabilities	689	1,035
Equipment financing, current	—	213
	$8,186	$7,712

6. Leases

Operating Leases

In July 2016, the Company entered into an operating lease for its facility in Boston, Massachusetts. Under the terms of the lease agreement, rent payments commenced in June 2017 with base rent in the first lease year of $2.1 million, subject to annual increases of 3.0% over the lease term through June 2027. The Company is also obligated to pay its ratable portion of operating expenses and taxes. The Company has the right to extend the lease for one additional five-year period at a market rental rate as determined by the landlord and agreed to by the Company. The lease is secured by a letter of credit in the amount of $0.5 million. In conjunction with the lease, the landlord provided the Company with a $5.3 million tenant improvement allowance.

In September 2019, the Company entered into an operating lease under which the Company leased additional office space from a third-party tenant under a sublease agreement at its existing facility. Under the terms of the lease agreement, rent payments commenced in December 2019 with base rent in the first lease year of $1.2 million, subject to annual rent escalation over the lease term through January 2027. The sublease is secured by a letter of credit in the amount of $0.4 million.

In January 2020, the Company entered into a sublease agreement to sublease a portion of its existing office and laboratory space to a third-party. The lease term commenced in March 2020 with an original term of 24 months. Annual base rent was $1.1 million for each year during the sublease term. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. Subject to the Company’s consent, the sublease provided the sublessee one option to extend for up to one year, subject to a 3.0% rent increase. In May 2021, the sublessee exercised its right to extend the sublease term through October 31, 2022. Pursuant to the extension, base rent is $1.7 million for each year during the extension. The sublessee provided a security deposit of $0.2 million in cash which is presented as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Payments received under the sublease are recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive (loss) income.

In January 2022, the Company entered into a sublease agreement to sublease a portion of its existing office space to a third-party. The lease term commenced in February 2022 with an original term of six months. Base rent over the term will total $0.5 million. The sublease grants the sublessee the right to extend for two terms of three months each at the same base rent per month. The sublessee prepaid the last month’s rent of $0.1 million, which is presented as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet. In June 2022, the subtenant exercised its first right to extend the sublease term. The extended sublease term expires in October 2022. Payments received under the sublease are recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The components of lease cost for the six months ended June 30, 2022 were as follows (in thousands):

Operating lease cost	$1,458
Variable lease cost	391
Short-term lease cost	8
Finance lease cost:
Amortization of right-of-use assets	101
Interest expense on lease liabilities	9
Sublease income	(1,358)
Total lease cost	$609

Supplemental cash flow information related to operating leases for the six months ended June 30, 2022 were as follow (in thousands):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,791
Operating cash flows from finance leases	9
Financing cash flows from finance leases	104

Future minimum lease payments under the Company’s noncancelable leases as of June 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (excluding the six months ended June 30, 2022)	$1,825	$113
2023	3,705	19
2024	3,796	—
2025	3,889	—
2026	3,984	—
2027	1,350	—
Total lease payments	18,549	132
Present value adjustment	(3,299)	(5)
Present value of lease payments	$15,250	$127

As of June 30, 2022, the Company’s operating leases had a weighted-average remaining lease term of 4.8 years and weighted average incremental borrowing rate of 8.7%. As of June 30, 2022, the Company’s finance lease had a weighted average remaining lease term of 0.6 years and weighted average incremental borrowing rate of 10.0%.

7. Commitments and Contingencies

License Agreements

The Company is a party to a number of license agreements related to certain patent rights used in developing its product candidates. Under such license agreements, the Company paid nominal upfront fees and is obligated to pay certain nominal annual license maintenance fees. The Company is also obligated to make certain payments based on specified clinical and regulatory milestones and royalty payments based on sales volume and milestones. The Company may terminate these agreements by providing prior written notice to the respective counterparty. All payments made have been expensed as research and development expenses in the condensed consolidated statements of operations and comprehensive (loss) income. The condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 do not include liabilities with respect to these license agreements as the Company has not yet generated revenue and the achievement of the milestones is not probable.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings as part of its ordinary course of business. As of June 30, 2022, the Company was not party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies.

8. Stockholders’ Equity

As of June 30, 2022 and December 31, 2021, the Company’s Certificate of Incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of shares of common stock are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	June 30, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,479,762	2,540,963
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	1,346,313	496,500
Shares reserved for vesting of restricted stock units granted under the 2021 Stock Incentive Plan	307,076	—
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,124,002	1,221,593
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	815,556	566,037
Total shares of common stock reserved	6,072,709	4,825,093

9. Convertible Preferred Stock

Immediately prior to the closing of its IPO, the Company had an aggregate of 155,398,078 shares of convertible preferred stock issued and outstanding which automatically converted into 16,662,011 shares of common stock upon the closing of its IPO. During the six months ended June 30, 2021, in the period prior to the Company’s IPO, $2.3 million of cumulative dividends were accrued and unpaid on the Company’s convertible preferred stock. In connection with the completion of the Company’s IPO and the conversion of the outstanding convertible preferred stock into common stock, the $2.3 million of accrued and unpaid dividends were eliminated. Subsequent to the closing of the Company’s IPO, no shares of convertible preferred stock were issued or outstanding, and no dividends were accrued.

10. Stock-Based Compensation

2015 Stock Incentive Plan

Prior to the pricing of the Company’s IPO on February 11, 2021, the Company granted equity awards to eligible employees, officers, directors, consultants and advisors under the 2015 Stock Incentive Plan (the “2015 Plan”). Subsequent to the pricing of the Company’s IPO, no further awards can be made under the 2015 Plan; however, awards outstanding under the 2015 Plan continue to be governed by the 2015 Plan.

2021 Stock Incentive Plan

In connection with its IPO, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on February 11, 2021. As of December 31, 2021, there were 1,718,093 shares of common stock authorized for issuance under the 2021 Plan. On January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 998,079 shares. As of June 30, 2022, 1,653,389 shares were reserved for outstanding awards granted under the 2021 Plan and 1,124,002 shares remained available for issuance.

2021 Employee Stock Purchase Plan

As of December 31, 2021, there were 566,037 shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Under the 2021 ESPP, eligible employees are able to purchase shares of common stock at a specified discount. On January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 ESPP automatically increased by 249,519 shares. As of June 30, 2022, no shares have been issued under the 2021 ESPP and as such, 815,556 shares remained available for issuance under the 2021 ESPP.

Restricted Stock Awards

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	12,537	$24.79
Vested	(7,865)	24.12
Canceled/Forfeited	(18)	15.37
Unvested as of June 30, 2022	4,654	$25.97

The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2022 and 2021 was less than $0.1 million and $0.2 million, respectively. As of June 30, 2022, total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	313,185	3.50
Vested	—	—
Canceled/Forfeited	(6,109)	3.50
Unvested as of June 30, 2022	307,076	$3.50

The Company has granted restricted stock units (“RSUs”) to certain of its employees under the 2021 Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock. All restricted stock units outstanding as of June 30, 2022 will vest, if at all, upon the achievement of specified development milestones associated with the Company’s DB-OTO program, provided the applicable employee remains continuously employed with the Company on the vesting date. Upon vesting, shares of the Company’s common stock will be delivered to the employee, subject to the payment of applicable withholding taxes. As of June 30, 2022, total unrecognized compensation cost related to the unvested restricted stock units was approximately $1.1 million, which will not be recognized until it becomes probable that the performance conditions will be met.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	3,037,463	$5.34	8.9	$629
Granted	920,000	3.36
Exercised	—	—
Cancelled/forfeited	(131,388)	7.62
Outstanding as of June 30, 2022	3,826,075	$4.78	8.8	$767
Exercisable as of June 30, 2022	1,428,394	$5.06	8.4	$4
Vested and expected to vest as of June 30, 2022	3,826,075	$4.78	8.8	$767

As of June 30, 2022, total unrecognized compensation cost related to unvested stock options was approximately $8.3 million, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 and 2021 was $2.51 and $9.83, respectively.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$390	$312	$774	$583
General and administrative	456	452	913	827
Total stock-based compensation expense	$846	$764	$1,687	$1,410

11. Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Outstanding stock options	3,826,075	2,933,393
Unvested restricted stock units	307,076	—
Unvested restricted stock awards	4,654	29,517
	4,137,805	2,962,910

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

In October 2020, the parties amended the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. The primary responsibilities of each party remained consistent with those prior to the amendment. In connection with the amendment, the Company issued 10,000,000 shares of Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment. Pursuant to the amendment, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support Good Laboratory Practices toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to investigational new drug (“IND”) enabling studies for DB-OTO as such costs are incurred. The Company achieved its first pre-IND milestone of $4.4 million and its second pre-IND milestone of $1.1 million in November 2020 and October 2021, respectively.

In November 2021, Regeneron elected to extend the research term of the collaboration. The research term was extended to November 15, 2023 and Regeneron is obligated to pay the Company an extension fee of $10.0 million in the fourth quarter of 2022. As of June 30, 2022 and December 31, 2021, the Company had unbilled receivables of $10.0 million and $11.4 million, respectively, due from Regeneron. Through June 30, 2022, the Company had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration. As of June 30, 2022, the next milestone that the Company was eligible to receive was in relation to the initiation of manufacturing for its AAV.103 program, or the initiation of a Phase 1 clinical trial of DB-OTO.

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

The Company concluded the consideration received from Regeneron represents reimbursements of the Company’s cost incurred and should therefore be accounted for as contra-research and development in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. Deferred collaboration liability is classified in the condensed consolidated balance sheets based on the expected timing of when the costs will be recognized in the future.

The Company recognized $2.2 million and $3.8 million as contra-research and development expenses for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $5.2 million and $5.7 million as contra-research and development expenses for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, there was deferred collaboration liability classified in current liabilities of $9.1 million and $8.1 million, respectively, and classified in long-term liabilities of $10.2 million and $16.4 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had $10.0 million and $11.4 million of unbilled accounts receivable due from Regeneron, respectively, which are classified in accounts receivable from related party.

13. Related Party Transactions

As of June 30, 2022, Regeneron held 2,097,314 shares of common stock. During the three months ended June 30, 2022 and 2021, the Company recognized $2.2 million and $3.8 million as contra-research and development expense, respectively, in its condensed consolidated statements of operations and comprehensive (loss) income based on its progress towards completion of its research activities under the research plan for the Company’s collaboration with Regeneron. During the six months ended June 30, 2022 and 2021, the Company recognized $5.2 million and $5.7 million as contra-research and development expense, respectively, in its condensed consolidated statements of operations and comprehensive (loss) income based on its progress towards completion of its research activities under the research plan for the Company’s collaboration with Regeneron. As of June 30, 2022 and December 31, 2021, the Company had $10.0 million and $11.4 million, respectively, of unbilled accounts receivable due from Regeneron. As of June 30, 2022 and December 31, 2021, the Company did not have any amounts due to Regeneron.

For the three months ended June 30, 2022 and 2021, the Company recorded no expenses and $0.1 million of expenses, respectively, relating to consulting services provided by an entity affiliated with a stockholder of the Company and a member of the Company’s board of directors. For the six months ended June 30, 2022 and 2021, the Company recorded no expenses and $0.2 million of expenses, respectively, relating to consulting services provided by an entity affiliated with a shareholder of the Company and a member of the Company’s board of directors. The Company terminated this arrangement effective December 31, 2021. As of June 30, 2022, the Company had no further amounts due to this entity. As of December 31, 2021, the Company had $0.1 million due to this entity, which was subsequently paid during the three months ended March 31, 2022.

14. Tax Provision

The Company’s income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising during that interim period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a tax expense related to its Australian subsidiary. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets. The Company’s effective tax rate for the three and six months ended June 30, 2022 was (0.42%) and (0.37%), respectively. During the three and six months ended June 30, 2022, the Company recorded an income tax expense of an insignificant amount and $0.1 million, respectively. There was no income tax expense for the three and six months ended June 30, 2021.

The Company recognized in prior periods a reserve related to an uncertain tax position. For the three and six months ended June 30, 2022 the Company recorded an insignificant amount of interest expense as a component of income tax expense related to this uncertain tax position.

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

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to mutation of the otoferlin, or OTOF, gene. In addition to DB-OTO, we are advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene and AAV.104 to restore hearing in individuals with mutations in the stereocilin, or STRC, gene. We also have additional gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss, which we are currently evaluating in patients in a Phase 1b clinical trial.

We are developing our lead gene therapy product candidate, DB-OTO, to provide hearing to individuals born with profound hearing loss due to an OTOF deficiency. OTOF is a protein expressed in the inner hair cells of the cochlea that enables communication between sensory cells of the inner ear and the auditory nerve by regulating synaptic transmission. We have designed DB-OTO utilizing a proprietary, cell-selective promoter to provide expression of OTOF that is limited to hair cells. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter, which is designed to drive expression in all cells. In addition to the loss of durability, we observed that use of a ubiquitous promoter in mice resulted in the loss of inner hair cells throughout the cochlea. DB-OTO is an adeno-associated virus, or AAV, based gene therapy intended to be delivered to patients using the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure. We believe the cell-selective expression of DB-OTO and its delivery by this established surgical procedure will provide a core competitive advantage important to the success of DB-OTO. Based on feedback from the U.S. Food and Drug Administration, or FDA, we are currently conducting preclinical studies of DB-OTO to support our planned submission of an investigational new drug application, or IND, to the FDA. We have also completed scientific advice meetings with multiple European regulatory authorities to support our planned submission of a clinical trial application, or CTA, within Europe. We plan to submit an IND and/or CTA in the second half of 2022. We have commenced trial site startup activities, and subject to clearance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial of DB-OTO in the first half of 2023. The FDA has granted orphan drug designation and rare pediatric disease designation for DB-OTO for the treatment of OTOF-related, congenital hearing loss. In addition to DB-OTO, we are advancing AAV.103 and AAV.104, gene therapy programs targeting hearing loss resulting from other single gene mutations, or monogenic forms of hearing loss. AAV.103 aims to restore hearing in individuals with mutations in the GJB2 gene and AAV.104 aims to restore hearing in individuals with mutations in the STRC gene. We anticipate that we will identify a product candidate for our AAV.103 program in 2022.

We are also using our platform to design and develop a pipeline of gene therapies for hair cell regeneration within the inner ear. We are engineering gene therapies to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. These gene therapy programs are designed to express the developmental or reprogramming factors that regulate cell fate and use our proprietary, cell-selective promoters to control expression spatially and temporally. Our DB-ATO and AAV.201 gene therapy programs aim to restore balance by promoting regeneration of hair cells in the vestibular system, the sensory system responsible for balance. In these programs, we are focused on the development of a treatment for bilateral vestibulopathy, or BVP, a debilitating, acquired condition that significantly impairs balance, mobility and stability of vision. DB-ATO is an AAV-based gene therapy that utilizes a proprietary, supporting cell-selective promoter to express ATOH1, a transcription factor required for hair cell differentiation. We are also developing AAV.201, which combines ATOH1 with another reprogramming factor to promote further differentiation of the regenerated cells. In addition, we are advancing our cochlear hair cell regeneration program to treat acquired hearing loss by regenerating cochlear outer hair cells. We plan to announce the targets for AAV.201 and our cochlear hair cell regeneration program in 2022.

In addition to our gene therapy product candidates and programs, we are developing a clinical-stage product candidate, DB-020, for the prevention of cisplatin-induced hearing loss. DB-020 is a novel formulation of sodium thiosulfate, or STS, that we have optimized for local delivery to the ear. STS inactivates cisplatin, a widely used chemotherapy that often leads to hearing loss and related complications in patients being treated for cancer. We are developing DB-020 to prevent cisplatin-induced hearing loss without impacting the beneficial, anti-tumor effect of cisplatin. In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 in healthy volunteers, in which DB-020 was well tolerated. Following the Phase 1 clinical trial, we initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial in 2020 to evaluate the safety and efficacy of DB-020 for the prevention of cisplatin-induced hearing loss. In June 2022, we reported topline data from an interim analysis of the ongoing Phase 1b clinical trial.

Patients enrolled in the Phase 1b clinical trial were randomized to receive one of two doses of DB-020 in one ear while the contralateral ear received placebo, enabling each patient to serve as their own control. Patients were administered DB-020 and placebo up to three hours prior to each cisplatin infusion. Consistent with the results of the Phase 1 clinical trial, data from the interim analysis demonstrated that DB-020 was well tolerated, with mostly mild to moderate adverse events and no significant safety issues observed. In the data from the interim analysis, 88% of patients experienced ototoxicity in their placebo-treated ear, and of these patients, 87% were partially or completely protected from ototoxicity in their DB-020-treated ears. The interim analysis included data collected as of February 4, 2022 from 19 cisplatin-naïve cancer patients being treated with high doses of cisplatin every 21 or 28 days. Of the 19 patients in the interim analysis, 17 patients had evaluable audiograms at baseline and after being dosed with DB-020 in one ear and placebo in the contralateral ear in conjunction with their prescribed infusion of cisplatin chemotherapy. Ototoxicity was defined according to the American Speech-Language-Hearing-Association criteria for significant ototoxic change.

We have ceased enrolling patients in the clinical trial in response to the positive interim analysis results from the first 19 patients enrolled. We are working with key opinion leaders to integrate learnings from the interim analysis into an updated clinical development plan and may consult with regulatory agencies as part of that planning. We are considering a range of potential approaches by which to advance DB-020, including entering into strategic collaborations for the further development and commercialization of DB-020. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

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

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $31.1 million for the six months ended June 30, 2022, and $51.8 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $245.6 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $125.6 million. We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

We are following, and plan to continue to follow recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we previously restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and required that most of our employees work remotely. In February 2022 we re-opened our facility to all of our employees. Screening and enrollment in our Phase 1b clinical trial of DB-020 in Australia and the United States had been adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. We have also experienced delays in site start-up and the withdrawal of some sites in the United States. In addition, we and the third-party manufacturers, contract research organizations, or CROs, and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items and providing adequate resources that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic, including supply chain disruptions. Due to recent increased quarantine mandates in China, the receipt of shipments and data from some of our vendors had been more difficult and unpredictable. This caused some delays in preclinical studies for our gene therapy programs. The quarantine mandates have been largely resolved as of June 2022. We have been working with our CROs to assess the impact of the increased mandates on our activities, and contingency planning is on-going.

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

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. Regeneron is provided two options to extend the research term for a one-year period each and is obligated to pay us $10.0 million for each extension. The first option to extend the research term was exercised by Regeneron in November 2021. The $10.0 million fee is payable in the fourth quarter of 2022. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which began at initiation of manufacturing to support Good Laboratory Practices, or GLP, toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials. Through June 30, 2022, we had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration.

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

As of June 30, 2022, we had unbilled receivables of $10.0 million due from Regeneron, relating to Regeneron exercising its right to extend the research term by one year to November 2023.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view all consideration received from Regeneron as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our condensed consolidated statements of operations and comprehensive (loss) income. As such, we are recognizing total consideration of $46.9 million, comprised of the $25.0 million upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the amendment, the reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, the $5.5 million of cumulative milestone payments received, and the $10.0 million extension payment due in the fourth quarter of 2022, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive (loss) income based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. For the three months ended June 30, 2022 and 2021, we recognized contra-research and development expense of approximately $2.2 million and $3.8 million, respectively, related to consideration received from Regeneron. We recognized $5.2 million and $5.7 million as contra-research and development expenses during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had unbilled receivables of $10.0 million due from Regeneron, relating to Regeneron exercising its right to extend the research term by one year to November 2023. As of June 30, 2022, we had deferred collaboration liabilities of $19.3 million on our condensed consolidated balance sheet, which consisted of $9.1 million classified as current deferred collaboration liabilities and $10.2 million classified as long-term collaboration liabilities. See Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

The following table sets forth our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
DB-OTO	$6,023	$4,960	$10,194	$7,998
DB-020	343	1,040	941	1,335
Personnel-related (including stock-based compensation)	3,519	2,443	6,751	4,546
Other indirect research and development expenses	1,356	(1,616)	821	(1,032)
Total research and development expenses	$11,241	$6,827	$18,707	$12,847

Consideration we receive under the Regeneron Agreement is being recognized as a reduction to research and development expense (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive (loss) income based on our progress towards completion of our research activities under the research plan for the collaboration. For purposes of the table above, recognition of consideration received from Regeneron is included as a reduction of other indirect research and development expenses. For the three months ended June 30, 2022 and 2021, we recognized contra-research and development expense of approximately $2.2 million and $3.8 million, respectively, related to consideration received from Regeneron. For the six months ended June 30, 2022 and 2021, we recognized contra-research and development expense of approximately $5.2 million and $5.7 million, respectively, related to consideration received from Regeneron.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following tables summarizes our results of operations for each period presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$11,241	$6,827	$4,414
General and administrative	5,862	4,899	963
Total operating expenses	17,103	11,726	5,377
Loss from operations	(17,103)	(11,726)	(5,377)
Other income:
Interest income	95	75	20
Total other income, net	95	75	20
Net loss before provision for income taxes	(17,008)	(11,651)	(5,357)
Provision for income taxes	(38)	—	(38)
Net loss	$(17,046)	$(11,651)	$(5,395)

Research and Development Expenses

The following tables summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
DB-OTO	$6,023	$4,960	$1,063
DB-020	343	1,040	(697)
Personnel-related (including stock-based compensation)	3,519	2,443	1,076
Other indirect research and development expenses	1,356	(1,616)	2,972
Total research and development expenses	$11,241	$6,827	$4,414

Research and development expenses for the three months ended June 30, 2022 were $11.2 million, compared to $6.8 million for the three months ended June 30, 2021. The increase of $4.4 million was primarily attributable to the following:

•
$1.1 million increase in expenses incurred to advance our DB-OTO program, primarily attributable to an increase of $0.7 million in preparation for clinical trials and translational research costs, an increase of $0.6 million related to internal research support, as well as an increase of $1.0 million related to other outside discovery costs and in vivo pharmacology costs, partially offset by a $1.5 million decrease in expenses related to manufacturing costs;
•
$0.7 million decrease in expenses related to our DB-020 program, driven primarily by decreased clinical trial costs due to ceasing enrollment in our Phase 1b clinical trial of DB-020 during the three months ended June 30, 2022;
•
$1.1 million increase in personnel-related costs due to increased headcount and wages within the research and development function, as well as increased stock-based compensation expense; and
•
$3.0 million net increase in other indirect research and development expenses, driven primarily by a $1.2 million increase in expenses relating to internal research, discovery efforts, and translational research around various other preclinical programs, as well as a $1.6 million decrease in contra-research and development expenses under the Regeneron Agreement. Included as reductions to other indirect research and development expenses were $2.2 million and $3.8 million of contra-research and development expenses for the three months ended June 30, 2022 and 2021, respectively, recognized pursuant to the Regeneron Agreement.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2022 were $5.9 million, compared to $4.9 million for the three months ended June 30, 2021. The increase of $1.0 million was primarily attributable to the following:

•
$0.5 million increase in professional fees, driven primarily by expenses related to external legal services, as well as consulting, accounting advisory and audit services; and

•
$0.4 million increase in personnel-related costs primarily due to an increase in headcount and wages within the general and administrative function, as well as increased stock-based compensation expense.

Interest Income

The increase in interest income in the three months ended June 30, 2022 primarily consisted of increased interest income from our investments in available-for-sale securities.

Provision for Income Taxes

The provision for income taxes in the three months ended June 30, 2022, was due to the recognition of an insignificant amount related to a foreign tax provision and interest expense related to a previously established foreign uncertain tax position.

Comparison of the six months ended June 30, 2022 and 2021

The following tables summarize our results of operations for each period presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$18,707	$12,847	$5,860
General and administrative	12,415	9,782	2,633
Total operating expenses	31,122	22,629	8,493
Loss from operations	(31,122)	(22,629)	(8,493)
Other income:
Interest income	158	108	50
Total other income, net	158	108	50
Net loss before provision for income taxes	(30,964)	(22,521)	(8,443)
Provision for income taxes	(98)	—	(98)
Net loss	$(31,062)	$(22,521)	$(8,541)

Research and Development Expenses

The following tables summarize our research and development expenses for each period presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
DB-OTO	$10,194	$7,998	2,196
DB-020	941	1,335	(394)
Personnel-related (including stock-based compensation)	6,751	4,546	2,205
Other indirect research and development expenses	821	(1,032)	1,853
Total research and development expenses	$18,707	$12,847	$5,860

Research and development expenses for the six months ended June 30, 2022 were $18.7 million, compared to $12.8 million for the six months ended June 30, 2021. The increase of $5.9 million was primarily attributable to the following:

•
$2.2 million increase in expenses incurred to advance our DB-OTO program, primarily attributable to an increase of $1.3 million in preparation for clinical trials and translational research costs, as well as an increase of $0.8 million related to external support for research and development consultants;
•
$0.4 million decrease in expenses related to our DB-020 program, driven primarily by decreased clinical trial costs due to ceasing enrollment in our Phase 1b clinical trial of DB-020 during the six months ended June 30, 2022;
•
$2.2 million increase in personnel-related costs due to increased headcount and wages within the research and development function, as well as increased stock-based compensation expense; and
•
$1.9 million net increase in other indirect research and development expenses, driven primarily by a $1.1 million increase in expenses relating to internal research and discovery efforts around various other preclinical programs, as well as $0.5 million decrease in contra-research and development expenses under the Regeneron Agreement. Included as reductions to other indirect research and development expenses were $5.2 million and $5.7 million of contra-research and development expenses for the six months ended June 30, 2022 and 2021, respectively, recognized pursuant to the Regeneron Agreement.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2022 were $12.4 million, compared to $9.8 million for the six months ended June 30, 2021. The increase of $2.6 million was primarily attributable to the following:

•
$1.1 million increase in professional fees, driven primarily by expenses related to external legal services, as well as consulting, accounting advisory and audit services; and
•
$1.1 million increase in personnel-related costs primarily due to an increase in headcount and wages within the general and administrative function, as well as increased stock-based compensation expense.

Interest Income

The increase in interest income in the six months ended June 30, 2022 primarily consisted of increased interest income from our investments in available-for-sale securities.

Provision for Income Taxes

The provision for income taxes in the six months ended June 30, 2022, was due to the recognition of $0.1 million related to a foreign tax provision and interest expense related to a previously established foreign uncertain tax position.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through June 30, 2022, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $41.3 million from the Regeneron Agreement and $125.0 million from the issuance and sale of our common stock in our IPO.

In March 2022, we filed a universal shelf registration on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Jefferies is entitled to compensation at a rate equal to 3.0% of the gross proceeds from any shares of common stock sold under the Sales Agreement. As of June 30, 2022, we had not sold any shares of common stock pursuant to the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(35,415)	$(21,955)
Investing activities	55,447	(120,753)
Financing activities	(104)	152,308
Net increase in cash, cash equivalents and restricted cash	$19,928	$9,600

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

During the six months ended June 30, 2022, net cash used in operating activities of $35.4 million was primarily due to our net loss of $31.1 million as well as changes in operating assets and liabilities of $8.1 million, partially offset by net non-cash expenses of $3.8 million.

During the six months ended June 30, 2021, net cash used in operating activities of $22.0 million was primarily due to our net loss of $22.5 million and changes in operating assets and liabilities of $2.0 million, partially offset by net non-cash expenses of $2.5 million.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities of $55.4 million was primarily due to maturities and redemptions of available for sale securities of $94.9 million, partially offset by purchases of available-for-sale securities of $39.3 million and purchases of property and equipment of $0.2 million.

During the six months ended June 30, 2021, net cash used in investing activities of $120.8 million was primarily due to purchases of available-for-sale securities of $147.2 million and purchases of property and equipment of $0.1 million, partially offset by maturities of available-for-sale securities of $26.5 million.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities of $0.1 million consisted of principal payments on our finance lease liability.

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

As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $125.6 million. We believe that our cash, cash equivalents and available-for-sale securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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
•
the approach we determine for the advancement of DB-020, including further potential clinical development;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not have any committed external source of funds, other than amounts we are entitled to under the Regeneron Agreement. As of June 30, 2022, we had $10.0 million of unbilled receivables from Regeneron, reflecting the amount owed for Regeneron’s one-year extension of the research term under the Regeneron Agreement. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of holders of our common stock.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022 and 2021.

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

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $31.1 million for the six months ended June 30, 2022, and $51.8 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $245.6 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and, most recently, from the sale of common stock in our initial public offering, or IPO. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

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

Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we continue to conduct additional preclinical studies and prepare for and initiate our planned Phase 1/2 clinical trial of DB-OTO, continue research and development of AAV.103, AAV.104, AAV.201, DB-ATO and any product candidates that may arise from our current or future research programs, advance our platform and if and as we continue the clinical development of DB-020. Identifying potential product candidates, conducting preclinical testing and clinical trials and potentially submitting approvals of our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing preclinical development, our planned Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
•
the approach we determine for the advancement of DB-020, including further potential clinical development;
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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than the funds to which we are entitled under the Regeneron Agreement. As of June 30, 2022 we had $10.0 million of unbilled receivables from Regeneron, reflecting the amount owed for Regeneron’s one-year extension of the research term under the Regeneron Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We are very early in our development efforts. We have advanced only one product candidate, DB-020, into clinical trials, and it is still in early clinical trials. In addition, we have identified only one gene therapy product candidate, DB-OTO, which is in preclinical development. We plan to submit an IND and/or CTA in the second half of 2022. We have commenced trial site startup activities and, subject to the clearance of our IND or CTA, we expect to initiate a Phase 1/2 clinical trial in the first half of 2023. Additionally, we have a portfolio of programs that are in earlier stages of preclinical development and may never identify another gene therapy product candidate or advance a gene therapy product candidate to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not sought regulatory approval for DB-OTO or any other product candidate and do not expect to be in a position to do so for the foreseeable future. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Our preclinical programs are in the early stage, and we may not identify development candidates for IND-enabling studies or product candidates for clinical development when anticipated or at all. In addition, even if we identify a product candidate for a program, before we can commence clinical trials for such product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further advancement of any product candidates. We cannot be sure that we will be able to submit INDs for our preclinical product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA or other regulatory authorities allowing clinical trials to begin or to continue once commenced. Furthermore, product candidates are subject to continued preclinical safety studies and testing with respect to chemistry, manufacturing and controls data, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies and other testing may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

From time to time, we may publish interim or preliminary results from our clinical trials, such as the data from the interim analysis of our Phase 1b clinical trial of DB-020 that we announced in June 2022. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more participant data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Additionally, preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Gene therapy drug products are complex and difficult to manufacture. For our IND-enabling studies of DB-OTO and our planned Phase 1/2 clinical trial of DB-OTO, we are relying on the manufacturing facility of Catalent Maryland, Inc., or Catalent, for supply of the product candidate. In addition to Catalent, we also rely upon other CROs and CDMOs for providing certain materials for the manufacturing process.

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

In August 2020 and in November 2021, Fennec received complete response letters from the FDA for its NDA for PEDMARK. In April 2022, Fennec announced FDA acceptance of its NDA resubmission for PEDMARK. We are also aware of SENS-401, a small molecule being developed by Sensorion that is in Phase 2 clinical trials for prevention of chemotherapy related hearing loss, D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals, Inc. for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy. We are also aware that Sound Pharmaceuticals, Inc. is pursuing treatments for Meniere’s Disease, a balance disorder.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and state and local laws that require drug manufacturers to register pharmaceutical sales representatives.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and executive and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, the CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester until 2031.Medicare sequester reductions were suspended and reduced between May 1, 2020 until June 30, 2022, but the full 2% cut resumed thereafter.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act. Congress continues to consider various legislative measures to limit the costs of prescription drugs, including authorizing Medicare to negotiate the prices of certain pharmaceuticals with manufacturers each year, capping beneficiary out-of-pocket Part D drug costs at $2,000 a year, and penalizing drug manufacturers for price hikes that outpace inflation.

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

Screening and enrollment in our ongoing Phase 1b clinical trial of DB-020 in Australia and the United States was adversely impacted by the COVID-19 pandemic. Patient screening and enrollment were paused in the second quarter of 2020 in both Australia and the United States, and screening for enrollment did not resume until early in the third quarter of 2020 in Australia and early in the fourth quarter of 2020 in the United States. We have also experienced delays in site start-up and the withdrawal of some sites in the

United States. We cannot provide assurance that some factors from the COVID-19 pandemic will not further delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. This includes disruptions in procuring items and providing adequate resources that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic, including supply chain disruptions. Due to recent increased quarantine mandates in China, the receipt of shipments and data from some of our vendors had been more difficult and unpredictable. This caused some delays in preclinical studies for our gene therapy programs. The quarantine mandates have been largely resolved as of June 2022. We have been working with our CROs to assess the impact of the increased mandates on its activities, and contingency planning is on-going.

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

As of August 1, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares of common stock representing approximately 35.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 1, 2022, we had 24,964,502 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or Securities Act, in the case of our affiliates.

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

The aggregate net proceeds to us from the public offering, inclusive of the proceeds from the underwriters' partial exercise of their option to purchase additional shares, was $125.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $13.1 million. As of June 30, 2022, we have used approximately $85.9 million of the net proceeds from the IPO. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*†	Second Amendment, dated as of May 3, 2022, to the License Agreement, dated as of August 26, 2019, by and between the Curators of the University of Missouri and the Registrant.

10.2*†	First Amendment, dated as of June 13, 2022, to the License Agreement, dated as of October 29, 2020, by and between the University of Florida Research Foundation, Incorporated and the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIBEL THERAPEUTICS, INC.

Date: August 10, 2022	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Elisabeth Leiderman
Elisabeth Leiderman, M.D.
Chief Financial Officer and Head of Corporate Development (Principal Financial Officer)