Form 10-K
period 2022-12-31
Decibel Therapeutics, Inc.
filed 2023-03-14
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $70.8 million based upon the closing sale price of the registrant’s common stock on that date.

The number of shares of registrant’s Common Stock outstanding as of March 1, 2023 was 25,014,984.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe to be the principal risks facing our business, in addition to the risks described more fully in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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

•
The report of our independent registered public accounting firm included a "going concern" explanatory paragraph;

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

•
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of clinical and preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide durable, high quality, physiological hearing to individuals with profound, congenital hearing loss caused by mutations of the otoferlin, or OTOF, gene. In addition to DB-OTO, we are advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene, AAV.104 to restore hearing in individuals with mutations in the stereocilin, or STRC, gene and AAV.105 to restore hearing in individuals with another single gene mutation. We also have gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss. We ceased enrolling patients in our Phase 1b clinical trial of DB-020, subsequent to announcing the positive results from the interim analysis from the first 19 patients enrolled in the trial.

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

We are developing our lead gene therapy product candidate, DB-OTO, which is designed to be a one-time AAV-based gene therapy, to provide durable, high quality, physiological hearing to individuals with profound, congenital hearing loss caused by mutations of the OTOF gene. OTOF is a protein expressed in the inner hair cells of the cochlea that enables communication between sensory cells of the inner ear and the auditory nerve by regulating synaptic transmission. We estimate approximately 20,000 individuals in the United States and the major markets in Europe suffer from hearing loss caused by mutations of the OTOF gene. At present, the only treatment option for these individuals is a cochlear implant, or CI. However, while CIs provide a clear benefit over profound hearing loss, CIs are assistive devices and have significant limitations.

We have designed DB-OTO utilizing a proprietary, cell-selective promoter to provide expression of OTOF that is limited to hair cells. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter, which is designed to drive expression in all cells. In addition to the loss of durability, we observed that use of a ubiquitous promoter in mice resulted in the loss of inner hair cells throughout the cochlea. DB-OTO is designed to be delivered locally to patients using the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure. We believe the cell-selective expression of DB-OTO and its delivery by this established surgical procedure will provide a core competitive advantage important to the success of DB-OTO.

In October 2022, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our Investigational New Drug, or IND, application to initiate CHORDTM, a Phase 1/2 dose escalation clinical trial of DB-OTO in pediatric patients, and in January 2023 we received approval from the United Kingdom, or the U.K., Medicines and Healthcare Products Regulatory Agency, or MHRA, for our Clinical Trial Application, or CTA, for the trial. The Phase 1/2 clinical trial is designed to evaluate the safety, tolerability and efficacy of DB-OTO in pediatric patients with congenital hearing loss caused by mutations of the OTOF gene. In addition to safety and tolerability endpoints, established, clinically relevant, objective and behavioral measurements of hearing will be used as efficacy endpoints in the clinical trial. The auditory brainstem response, or ABR, will serve as an early, objective, clinically accepted readout of hearing thresholds in the clinical trial. ABR is a physiologic measure of hearing sensitivity routinely used in diagnosis of newborn hearing loss. Individuals with OTOF-related hearing loss typically have no detectable ABR. We have previously used ABR to characterize dose-response of DB-OTO after intra-cochlear delivery in translational animal studies. We expect the first two participants in the U.S. portion of the Phase 1/2 clinical trial will be as young as seven years of age and that subsequent participants will include children as young as two years of age and infants younger than two years of age. We expect to dose infants two years of age and younger in the U.K. portion of the Phase 1/2 clinical trial. We have commenced trial site startup activities and expect to initiate the Phase 1/2 clinical trial of DB-OTO in the first half of 2023. We anticipate reporting the initial safety and tolerability data and preliminary efficacy data, as measured by ABR, from the first patients in the Phase 1/2 clinical trial in the first quarter of 2024. The FDA has granted orphan drug designation and rare pediatric disease designation for DB-OTO for the treatment of OTOF-related, congenital hearing loss.

In addition to DB-OTO, we are advancing AAV.103, AAV.104 and AAV.105, gene therapy programs targeting hearing loss resulting from other single gene mutations, or monogenic, forms of hearing loss. AAV.103 aims to restore hearing in individuals with mutations in the GJB2 gene, AAV.104 aims to restore hearing in individuals with mutations in the STRC gene and AAV.105 aims to restore hearing in individuals with another single gene mutation. We have identified a product candidate for our AAV.103 program. We are continuing to conduct preclinical efficacy experiments, which we expect to inform the potential clinical development plan for our AAV.103 program.

We are also using our platform to design and develop a pipeline of gene therapies for hair cell regeneration within the inner ear. We are engineering gene therapies to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. These gene therapy programs are designed to express the developmental or reprogramming factors that regulate cell fate and use our proprietary, cell-selective promoters to control expression spatially and temporally. Our vestibular hair cell regeneration program, which includes DB-ATO and AAV.201, is designed to restore balance by promoting regeneration of hair cells in the vestibular system, the sensory system responsible for balance. In this program, we are focused on the development of a treatment for bilateral vestibulopathy, or BVP, a debilitating, acquired condition that significantly impairs balance, mobility and stability of vision. Many BVP patients lack vestibular hair cells yet retain vestibular supporting cells. We estimate there are approximately 130,000 adults in the United States and the major markets in Europe with BVP. There are no approved therapies for BVP and the current standard of care, which is focused on rehabilitation and lifestyle changes, does not address the underlying loss of vestibular hair cells often responsible for the condition. In addition, we are advancing our cochlear hair cell regeneration program to treat acquired hearing loss by regenerating cochlear outer hair cells.

In addition to our gene therapy product candidates and programs, we are developing a clinical-stage product candidate, DB-020, for the prevention of cisplatin-induced hearing loss. DB-020 is a novel formulation of sodium thiosulfate, or STS, that we have optimized for local delivery to the ear. STS inactivates cisplatin, a widely used chemotherapy that often leads to hearing loss and related complications in patients being treated for cancer. We are developing DB-020 to prevent cisplatin-induced hearing loss without impacting the beneficial, anti-tumor effect of cisplatin. In 2019, we completed a randomized, double-blind, placebo-controlled Phase 1 clinical trial of DB-020 in healthy volunteers, in which DB-020 was well tolerated. Following the Phase 1 clinical trial, we initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial in 2020 to evaluate the safety and efficacy of DB-020 for the prevention of cisplatin-induced hearing loss. In June 2022, we reported positive topline data from an interim analysis of the ongoing Phase 1b clinical trial.

We ceased enrollment of patients in our Phase 1b clinical trial of DB-020, subsequent to the positive results from the interim analysis from the first 19 patients enrolled. We plan to report additional data from the interim analysis in 2023, and we are working with key opinion leaders to integrate learnings from the interim analysis into an updated clinical development plan. We expect to consult with regulatory agencies in 2023 as part of that planning. We are considering a range of potential approaches by which to advance DB-020, including entering into strategic collaborations with third parties for the further development and commercialization of DB-020. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

In 2017, we entered into a strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, that is focused on developing gene therapies for monogenic forms of congenital hearing loss. Under the collaboration, we are developing DB-OTO, AAV.103 and AAV.104 with Regeneron using discovery teams from Regeneron and its mouse and human genetics research platforms and gene therapy capabilities. In addition to paying us upfront fees and a fee associated with extending the research term of the collaboration, Regeneron has agreed to pay milestones and reimburse costs on a product-by-product basis intended to reflect approximately half of the development costs. We retain worldwide development and commercialization rights to all products developed under the collaboration and have agreed to pay Regeneron tiered royalties on net sales of products developed under the collaboration. In October 2020, we amended the collaboration with Regeneron, and the ATOH1 target under our vestibular hair cell regeneration program was removed from the collaboration. Because ATOH1 was previously being developed with Regeneron under the collaboration, we agreed, as part of the amendment, to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of the product candidate, DB-ATO, designed to express ATOH1. In February 2023, we further amended the collaboration with Regeneron to provide for accelerated payments by Regeneron to us for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

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
•
Otoprotection Therapeutic in clinical development to prevent hearing loss in cancer patients undergoing chemotherapy with cisplatin

We retain worldwide development and commercialization rights to all of our product candidates and programs.

PROGRAM *Target*	INDICATION	RESEARCH	IND-ENABLING	EARLY CLINICAL *Phase 1/2*	LATE CLINICAL *Phase 3*
Gene Therapies for Congenital, Monogenic Hearing Loss					
DB-OTO *Otoferlin*	OTOF-Related Hearing Loss				
AAV.103 *GJB2*	GJB2-Related Hearing Loss				
AAV.104 *Stereocilin*	STRC-Related Hearing Loss				
AAV.105 *Undisclosed*	Undisclosed				
Gene Therapies for Hair Cell Regeneration					
Vestibular Hair Cell Regeneration	Bilateral Vestibulopathy				
Cochlear Hair Cell Regeneration	Sensorineural Hearing Loss				
Otoprotection Therapeutic					
DB-020 *Cisplatin Inactivation*	Cisplatin-Induced Hearing Loss			**Phase 1B**

Strategy

Our goal is to transform the lives of people with hearing and balance disorders. We intend to establish ourselves as the leading biotechnology company focused on hearing and balance disorders by discovering, developing and commercializing innovative gene therapies for restoration of function of hair cells and non-sensory support cells and regeneration of hair cells within the inner ear. We aim to accomplish this goal by implementing the following strategies:

•
Advance our lead gene therapy product candidate, DB-OTO, through clinical development and regulatory approval. We are developing DB-OTO to provide hearing to individuals with profound, congenital hearing loss caused by mutations of the OTOF gene. In our preclinical studies, the hair cell-selective expression of OTOF provided by DB-OTO enabled restoration of hearing in mice that was more durable than when OTOF was expressed under the control of a ubiquitous promoter. We have received clearance from the FDA and the MHRA to initiate CHORDTM, a Phase 1/2 dose escalation clinical trial of DB-OTO in pediatric patients. The Phase 1/2 clinical trial is designed to evaluate the safety, tolerability and efficacy of DB-OTO in pediatric patients with congenital hearing loss due to an OTOF deficiency. In addition to safety and tolerability endpoints, established, clinically relevant, objective and behavioral measurements of hearing will be used as efficacy endpoints in the clinical trial.
•
Apply our platform capabilities to broaden our pipeline and develop gene therapies for congenital, monogenic hearing loss. We are utilizing our platform and the learnings from the development of DB-OTO to develop AAV.103 to restore hearing in individuals with mutations in the GJB2 gene, AAV.104 to restore hearing in individuals with mutations in the STRC gene and AAV.105 to restore hearing in individuals with another single gene mutation. Each of these product candidates and programs benefits from the application of our platform to control expression of the transgene selectively in cell types where the endogenous gene is naturally expressed.
•
Develop novel gene therapy product candidates for regeneration of vestibular and cochlear hair cells. We are designing gene therapies to restore balance in patients with BVP by regenerating lost hair cells in the vestibule and to restore hearing in patients with acquired hearing loss by regenerating lost hair cells in the cochlea. We are evaluating whether a single AAV vector delivering ATOH1 or a combination of ATOH1 and reprogramming factors may promote functional recovery. We are also evaluating the ability of selected reprogramming factors to regenerate cochlear hair cells to enable the design of gene therapies to treat common and acquired forms of hearing loss.
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
•
Maximize the value of our pipeline and our platform by exploring strategic collaborations. Given the potential of our platform, we may opportunistically enter into strategic collaborations around certain targets or programs. We may seek strategic collaborations where we believe the resources and expertise of a third-party pharmaceutical or biotechnology company could be beneficial to the development or commercialization of our product candidates, could advance our programs to maximize their market potential or could expand our platform capabilities, as our Regeneron collaboration has done. We believe that the benefits of a strategic collaboration could be valuable to us with respect to the further development and commercialization of DB-020.

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

Cross-section of the Non-human Primate Cochlea with AAV1 Transduced Cells

The favorable transduction profile of multiple AAV capsids within the inner ear coupled with the enclosed compartment of the inner ear generally facilitates the use of a dual vector approach to deliver a full-length transgene, such as the OTOF gene in DB-OTO, that would normally exceed the packaging capacity of AAV vectors. We have evaluated multiple dual vector strategies and employ a proprietary dual-hybrid approach in which our two vectors enable expression of a full-length transgene.

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

Gene Therapies for Congenital, Monogenic Hearing Loss

We are leveraging our platform to advance gene therapy programs designed to selectively replace genes for congenital, monogenic hearing loss. We are developing our lead gene therapy product candidate, DB-OTO, to provide durable, high quality, physiological hearing to individuals with profound, congenital hearing loss caused by mutations of the OTOF gene. In addition to DB-OTO, we are advancing additional gene therapy product candidates and programs targeting hearing loss resulting from other monogenic forms of hearing loss, including AAV.103, which aims to restore hearing in individuals with mutations in the GJB2 gene, AAV.104, which aims to restore hearing in individuals with mutations in the STRC gene and AAV.105, which aims to restore hearing in individuals with another single gene mutation. To date, over 90 distinct genes have been identified by researchers that lead to non-syndromic, congenital hearing loss when mutated. In approximately 80% of these cases, the hearing loss is autosomal recessive.

DB-OTO

DB-OTO is an AAV-based dual-vector gene therapy product candidate designed to be administered a single time to selectively express functional OTOF in the inner hair cells of individuals with OTOF deficiency with the goal of enabling the ear to transmit sound to the brain and enable durable, physiological hearing. In October 2022, we received clearance from the FDA for our IND application to initiate CHORDTM, a Phase 1/2 dose escalation clinical trial of DB-OTO in pediatric patients, and in January 2023, we received approval from the MHRA for our CTA for the trial.

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

Our Solution

DB-OTO is designed to provide durable, high quality, physiological hearing by expressing a functional OTOF gene directly in the hair cells that enable the ear to transmit sound to the brain. DB-OTO is a cell-selective AAV gene therapy that uses AAV1 as a delivery vehicle to facilitate expression of an OTOF transgene under the control of a proprietary Myosin15, or Myo15, promoter. OTOF is a large gene which exceeds the packaging capacity of an AAV vector. As a result, DB-OTO employs a dual vector approach involving the delivery of the transgene in two separate parts, with each part being delivered by a separate AAV vector and then combining through intracellular recombination to express a full length OTOF gene.

DB-OTO is intended to be administered a single time intracochlearly to patients using the surgical approach employed by neurotologists and pediatric otolaryngologists during a standard cochlear implantation procedure. This delivery is a well-accepted surgical approach for accessing the inner ear. We believe the cell-selective expression of OTOF under the Myo15 promoter and the established surgical procedure will provide competitive advantages important to the success of DB-OTO.

Clinical Development

In October 2022, we received clearance from the FDA for our IND application to initiate CHORDTM, a Phase 1/2 dose escalation clinical trial of DB-OTO in pediatric patients, and in January 2023, we received approval from the MHRA for our CTA for the trial. The Phase 1/2 clinical trial is designed to evaluate the safety, tolerability and efficacy of DB-OTO in pediatric patients with congenital hearing loss due to an OTOF deficiency. In addition to safety and tolerability endpoints, established, clinically relevant, objective and behavioral measurements of hearing will be used as efficacy endpoints in the clinical trial. The auditory brainstem response, which was used to characterize the dose-response of DB-OTO after intra-cochlear delivery in translational animal studies, will serve as an early, objective, clinically accepted readout of hearing thresholds in the clinical trial. We expect the first two participants in the U.S. portion of the Phase 1/2 clinical trial will be as young as seven years of age and that subsequent participants will include children as young as two years of age and infants younger than two years of age. We expect to dose infants two years of age and younger in the U.K portion of the Phase 1/2 clinical trial. We have commenced trial site startup activities and expect to initiate the Phase 1/2 clinical trial of DB-OTO in the first half of 2023. We anticipate reporting the initial safety and tolerability data and preliminary efficacy data, as measured by ABR, from the first patients in the Phase 1/2 clinical trial in the first quarter of 2024.

To further support our Phase 1/2 clinical trial, we are conducting a natural history study in collaboration with Hospital Ramon y Cajal in Spain, which utilizes a database that currently is comprised of 149 patients with OTOF mutations. Data from this study were presented at the 2022 Midwinter Meeting of the Association for Research in Otolaryngology and highlighted the unmet medical need associated with OTOF deficiency. We are establishing similar collaborations at additional sites in the United States and within Europe, each of which will involve collection of physiologic, behavioral and patient-reported experience endpoints that may be used to guide our clinical development plans for DB-OTO and other gene therapy programs for congenital hearing loss. We believe the conduct and results of these natural history studies will also encourage diagnostic practices at clinical trial sites to support patient identification for our Phase 1/2 clinical trial of DB-OTO and our other gene therapy programs for congenital hearing loss. We have also launched Amplify, a sponsored testing program. Through this program, Prevention Genetics is performing genetic testing using one of its comprehensive gene panels in eligible patients with auditory neuropathy at collaborating sites. We believe this testing program will provide a greater understanding of genetic sensorineural hearing loss and will promote enrollment in our future clinical trials.

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

Preclinical Safety

We performed GLP toxicology studies to support the conduct of human clinical trials of DB-OTO. In these studies, we used OTOF-deficient mice and wild type non-human primates to characterize the pharmacology, toxicity and biodistribution of DB-OTO after inner ear delivery. In the studies involving non-human primates, we modeled the surgical approach and delivery of DB-OTO that we plan to use in our Phase 1/2 clinical trial.

We quantified human OTOF mRNA transcript levels and observed that they peaked four weeks after DB-OTO injection in mice and six weeks after DB-OTO injection in non-human primates, plateauing thereafter. A similar time course was observed for ABR improvements post DB-OTO injection in the congenitally deaf rodent model. We followed Q828X mice for eight months post-administration of DB-OTO and observed stability of the instated ABR throughout that period at therapeutically active doses.

In our GLP studies, we did not observe any adverse DB-OTO-related findings in otic or non-otic tissues across any evaluation in Q828X mice or non-human primates. We also assessed the distribution of vector genomes and human OTOF mRNA expression outside of the ear following DB-OTO injection in non-human primates. We observed limited vector distribution into peripheral tissues and limited vector shedding in non-human primates. Human OTOF mRNA expression was shown to be restricted to the cochlea at 27 weeks, supporting the selectivity of the promoter and the potential ability to drive sustained human OTOF transgene expression.

The proposed volumetric dose scaling was directly proportional to the total cochlea perilymph volumes of mouse, non-human primate and humans. Comparable vector genome DNA and human OTOF mRNA levels in mouse and non-human primate GLP studies provided additional supporting evidence for the validity of this volumetric scaling approach for dose adjustments of DB-OTO between these species.

In our preclinical studies, the presence of pre-existing neutralizing antibodies was not associated with an impact on transgene expression in the ear or safety post DB-OTO injection, suggesting that there may be limited impact of systemic pre-existing neutralizing antibodies on local administration of AAV gene therapies to the inner ear.

AAV.103, AAV.104 and AAV.105

We believe that additional autosomal recessive mutations that result in congenital hearing loss can potentially be addressed by AAV gene replacement therapies. We are designing AAV.103 to restore hearing to individuals with a GJB2 deficiency, the most common cause of congenital hearing loss. Most GJB2 mutations result in severe-to-profound hearing loss, and we estimate the prevalence in the United States and the major markets in Europe is at least 280,000 individuals. GJB2 encodes the connexin 26 gap junction protein, which is expressed in non-sensory cells of the inner ear such as supporting cells. Connexins are a family of transmembrane proteins that form channels between adjacent cells. Gap junction channels are believed to be involved in the recycling of ions, such as potassium, to maintain the electric voltage needed to enable normal hearing. We are designing AAV.103 to selectively express GJB2 in only the cells that normally express GJB2, a strategy we believe could potentially restore gap junctions and restore hearing. Using our single-cell genomics capabilities, we have identified the sequence of the GJB2 promoter and a promoter/enhancer combination that selectively limited expression of a reporter gene in preclinical studies of mice. We have identified a product candidate for our AAV.103 program. We are continuing to conduct preclinical efficacy experiments, which we expect to inform the potential clinical development plan. We are working in collaboration with Regeneron to develop AAV.103.

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

Beyond AAV.103 and AAV.104, we are designing AAV.105 to restore hearing in individuals with another single gene mutation. We are independently working on AAV.105, and AAV.105 is not subject to our collaboration with Regeneron.

Gene Therapies for Hair Cell Regeneration

We are leveraging our platform to advance gene therapy programs to regenerate inner ear hair cells for acquired hearing and balance disorders. Our vestibular hair cell regeneration program aims to restore balance in patients with BVP by regenerating lost hair cells within the vestibule. We also have an additional gene therapy program that aims to treat acquired hearing loss by regenerating cochlear outer hair cells.

Vestibular Hair Cell Regeneration

We are designing AAV-based gene therapies that utilize a proprietary vestibular supporting cell-selective promoter to express ATOH1, a transcription factor required for hair cell differentiation, alone or in combination with reprogramming factors, in vestibular supporting cells to promote the regeneration of vestibular hair cells. We are developing this program, which includes DB-ATO and AAV.201, for the treatment of BVP. In February 2023, we presented new preclinical data from our vestibular regeneration efforts at the Association for Research in Otolaryngology.

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

Our Solution

Our vestibular hair cell regeneration programs aim to restore balance by promoting regeneration of hair cells in the vestibule within the inner ear. The intended mechanism of action is direct conversion of vestibular supporting cells into vestibular hair cells through expression of ATOH1, alone or in combination with reprogramming factors. ATOH1 is a well-studied gene within the inner ear field as it is both necessary and sufficient to generate hair cells during development. In a number of published, independent preclinical studies, ATOH1 has been shown to convert adult vestibular supporting cells into vestibular hair cells. We have evaluated multiple AAV capsids in preclinical studies to assess their ability to reliably transduce vestibular supporting cells in both mice and non-human primates. Because many patients with BVP have normal hearing, in order to minimize any impact on hearing, we intend to utilize an AAV capsid in combination with a selective promoter to limit cochlear expression. In multiple preclinical studies, we have observed that the promoters under consideration, for example the human SLC6A14 promoter, were selective for vestibular supporting cells when delivered by intravestibular injection to the adult mouse and non-human primate ear in vivo.

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

In Vivo Regeneration of Vestibular Hair Cells in Utricle in Mouse Model of BVP Following Delivery of ATOH1

Hair Cells
**
Pou4f3+ Nuclei Per Utricle
5000
4000
3000
2000
1000
0
Treated
Untreated

We applied our single-cell genomics and bioinformatics capabilities to characterize the newly generated hair cells in the study and confirmed that their transcriptional profiles resembled mature vestibular hair cells. We also evaluated preclinical efficacy in vivo using behavioral assays but did not observe significant functional recovery. We are continuing to evaluate whether ATOH1 expression alone might be sufficient to restore lost vestibular function. In parallel, we are currently conducting preclinical studies in our mouse models of BVP to explore whether a single AAV vector delivered with an intravestibular injection expressing a combination of ATOH1 and reprogramming factors may further enhance maturation of specific vestibular hair cell types. We believe this combination may enable superior restoration of balance in patients with BVP.

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

Cochlear Hair Cell Regeneration

Age-related hearing loss and noise-induced hearing loss affect millions of people in the United States and Europe. Research has shown that the degree of hearing loss in these populations is best predicted by the amount of cochlear hair cell loss. We believe that restoring cochlear hair cells could restore hearing in these individuals. In our cochlear hair cell regeneration program, we are designing an AAV-based gene therapy that utilizes cell-selective expression of reprogramming factors to convert supporting cells into cochlear hair cells. We are currently conducting preclinical studies to evaluate the feasibility of our approach.

Otoprotection Therapeutic

We are developing DB-020 for the prevention of cisplatin-induced hearing loss in cancer patients receiving chemotherapy. DB-020 is a novel formulation of STS, a naturally occurring metabolite which inactivates cisplatin through covalent binding. We have optimized the DB-020 formulation for local delivery to the ear, which we believe may enable DB-020 to protect hearing without impacting the beneficial effect of cisplatin chemotherapy. We have completed a Phase 1 clinical trial of DB-020 in Australia and are conducting a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial to evaluate the safety and efficacy of DB-020 in preventing hearing loss in cancer patients undergoing chemotherapy with cisplatin. In June 2022, we reported positive topline data from an interim analysis of the ongoing Phase 1b clinical trial and ceased enrollment. We are in the safety follow-up portion of the clinical trial, which we anticipate completing in the first half of 2023. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

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

Based on the results of our Phase 1 clinical trial, we submitted an IND for DB-020 to the FDA and initiated a randomized, double-blind, placebo-controlled, multicenter Phase 1b clinical trial of DB-020 in patients undergoing treatment with cisplatin in 2019. In June 2022, we reported topline data from an interim analysis of the ongoing Phase 1b clinical trial. Patients enrolled in the Phase 1b clinical trial were randomized to receive one of two doses of DB-020 in one ear while the contralateral ear received placebo, enabling each patient to serve as their own control. Patients were administered DB-020 and placebo up to three hours prior to each cisplatin infusion. Consistent with the results of the Phase 1 clinical trial, data from the interim analysis demonstrated that DB-020 was well tolerated, with mostly mild to moderate adverse events and no significant safety issues observed. Furthermore, DB-020 administered prior to cisplatin had no apparent effect on systemic cisplatin levels. In the data from the interim analysis, 13 of 17 (76.5%) patients experienced cisplatin-induced ototoxicity in the placebo ear after the first cycle of cisplatin; 15 of 17 (88.2%) patients experienced cisplatin-induced ototoxicity in the placebo ear by the last evaluable test. Ototoxicity was defined according to the American Speech-Language-Hearing-Association criteria for significant ototoxic change. Placebo-treated ears lost approximately 30dB on average from baseline in high frequencies, shifting patients from normal or slight hearing loss to moderate hearing loss (two hearing loss categories) on average. In the 15 patients who experienced ototoxicity in the placebo ear by the last evaluable test, DB-020 protected 13 (87%) from ototoxicity in their DB-020-treated ear. Eight of 15 (53.3%) were completely protected, and five of 15 (33.3%) were partially protected. Complete protection was defined as no change in hearing from baseline in the ear that received DB-020 according to the ASHA ototoxicity criteria in the clinically assessed range. Ears treated with DB-020 lost approximately 8dB on average from baseline. DB-020 reduced cisplatin-induced loss of speech audibility by 80% as measured by the Speech Intelligibility Index, suggesting treatment with DB-020 may reduce the risk of needing assistive hearing devices after receiving cisplatin.

We ceased enrolling patients in our Phase 1b clinical trial of DB-020, following our announcement of the positive interim analysis results from the first 19 patients enrolled in the trial. Patients who remain in the study have completed the treatment portion of the study and are being followed for safety follow up activities, which we anticipate completing in the first half of 2023. We plan to report additional data from the interim analysis in 2023, and we are working with key opinion leaders to integrate learnings from the interim analysis into an updated clinical development plan. We expect to consult with regulatory agencies in 2023 as part of that planning. We are considering a range of potential approaches by which to advance DB-020, including entering into strategic collaborations for the further development and commercialization of DB-020. The FDA has granted fast track designation for DB-020 for the prevention of cisplatin-related ototoxicity.

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

Our relationship with Regeneron provides us access to established, research-stage AAV capabilities. We believe working with an experienced contract development and manufacturing organization, or CDMO, with an extensive history of clinical and commercial AAV expertise will enable rapid development of our lead gene therapy product candidate, DB-OTO. We have established a relationship with Catalent Maryland, Inc. (formerly Paragon Bioservices, Inc), a CDMO, to perform process development and current good manufacturing practices, or cGMP, manufacturing for DB-OTO. We have completed technology transfer and process development at Catalent, and Catalent has manufactured cGMP clinical material of DB-OTO to support the Phase 1/2 clinical trial. Catalent has significant AAV development experience through to commercial manufacturing and has produced over 100 clinical GMP batches across multiple third-party programs utilizing the same production platform approach that was used for the manufacture of DB-OTO.

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

Small Molecules

Our DB-020 product candidate is a proprietary formulation of STS optimized for local delivery to the ear for which we utilize well-established manufacturing and drug-delivery technologies developed by the pharmaceutical industry for small molecule manufacturing. We rely on third-party contract manufacturers and contract research organizations with a track record of FDA-compliant manufacturing and testing for the drug product. After appropriate testing and meeting specifications, we release these materials to additional contract manufacturers for packaging into finished drug product for clinical use.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. Additionally, we file patent applications and in-license patents and patent applications directed to our platform, our product candidates, our programs, which includes gene therapies and related technology, methods and other related technologies. As of March 1, 2023, our owned, co-owned and in-licensed patent estate included four U.S. granted patents, 15 pending U.S. non-provisional patent applications, 76 foreign pending patent applications, seven pending Patent Cooperation Treaty, or PCT, applications and five pending U.S. provisional patent applications.

Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

DB-OTO

With regard to our DB-OTO product candidate, we co-own with Regeneron three pending U.S. non-provisional patent applications and 19 pending foreign patent applications with claims directed to compositions of matter covering DB-OTO and methods of use thereof. These applications and patent applications claiming the benefit of the PCT application, if issued, are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own two pending U.S. non-provisional patent applications, one pending PCT application, six pending foreign patent applications, and one pending U.S. provisional patent application with claims directed to compositions of matter covering DB-OTO and methods of use thereof. These applications and patent applications claiming the benefit of the PCT application or the provisional application, if issued, are expected to expire in 2039, 2042, and 2044, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also exclusively license from the Regents of the University of California, and exclusively license from University of Florida, a patent family co-owned by University of Florida and Regents of the University of California comprised of a pending U.S. application with claims directed to methods of increasing expression of OTOF and eight pending foreign patent applications in such jurisdictions as Australia, China, Europe, and Japan, which if issued, are expected to expire in 2038, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also exclusively license from the University of Missouri a U.S. patent with claims directed to a hybrid dual vector system such as the system used in DB-OTO, which is expected to expire in 2030, without giving effect to any potential patent term extension assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

DB-020

With regards to our DB-020 product candidate, we own three granted U.S. patents with claims directed to pharmaceutical compositions covering our DB-020 product candidate or methods of mitigating hearing loss using DB-020, which are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own a pending U.S. patent application and 12 corresponding pending foreign patent applications in such jurisdictions as Australia, Brazil, Canada, China, Europe, and Japan, with claims directed to pharmaceutical compositions and methods of their use, which if issued, are expected to expire in 2039, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also own a pending U.S. non-provisional patent application with claims directed to methods of mitigating hearing loss using DB-020, which if issued, is expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and 11 pending foreign patent applications in such jurisdictions as Australia, Brazil, Canada, China, Europe, and Japan. The foreign patent applications, if issued, are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Our Platform

The patent portfolio for our integrated, propriety platform includes patents and patent applications relating to our gene therapy for hair cell regeneration programs, our gene therapies for congenital, monogenic hearing loss, our gene therapy technologies, our cell-selective promoters and our formulations. Our platform portfolio is based upon our owned patent portfolio that includes patents and patent applications directed generally to the compositions of matter, pharmaceutical compositions, and methods of delivering and using the same. As of March 1, 2023, we owned or co-owned 37 pending U.S., PCT and foreign patent applications and one foreign granted patent covering components of our platform, including our cell-selective promoters. While we believe that the specific and generic claims contained in our pending applications provide protection for our platform, third parties may nevertheless challenge such claims in our patents. If any such claims are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired. Any U.S. or ex-U.S. patents that may issue from pending applications that we control, if any, for our platform are projected to have a statutory expiration date in between 2039 and 2043, excluding any additional term for patent term adjustments or patent term extensions, if applicable.

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

Trademark Protection

As of March 1, 2023, we owned 48 U.S. and international trademark applications and registrations related to our business. We plan to register trademarks in connection with our products.

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

License and Collaboration Agreement with Regeneron Pharmaceuticals, Inc.

In November 2017, we entered into a license and collaboration agreement, which was amended in October 2020 and February 2023, with Regeneron, or the Regeneron Agreement. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its right to extend the research term by one year to November 2023. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into the first amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C preferred stock to Regeneron in consideration for its entry into the first amendment to the Regeneron Agreement, which shares converted into 791,439 shares of our common stock upon the consummation of our initial public offering. In February 2023, we further amended the collaboration with Regeneron to provide for accelerated development milestone payments by Regeneron to us for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

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

A joint product committee oversees development and commercialization of a collaboration product following IND acceptance for such collaboration product. As between the parties, we are solely responsible for developing and commercializing collaboration products in the field of hearing loss and balance disorders. We have an obligation to use commercially reasonable efforts to develop and commercialize such collaboration products in the field. During the term of the Regeneron Agreement, neither we nor Regeneron may develop or commercialize any products directed to collaboration targets in the field of treatment and prevention of disease involving loss of hearing or balance, other than pursuant to the Regeneron Agreement.

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B preferred stock at price per share of $2.00, which shares converted into 989,299 shares of our common stock upon the consummation of our initial public offering. In November 2021, Regeneron exercised its right to extend the research term for one-year to November 15, 2023. Regeneron paid us the extension fee of $10.0 million in the fourth quarter of 2022. If Regeneron elects to extend the term of the research program for an additional year, it will be obligated to pay us an additional $10.0 million for the final one-year extension. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in the aggregate if the collaboration product is a small molecule. Such milestone payments are intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration enabling trials.

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

Pursuant to the first amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a CDMO. The $0.5 million payment is creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO as such costs are incurred and paid by us, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low- to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country. Through December 31, 2022, we had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration.

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

License Agreement with The Regents of The University of California

In October 2019, we entered into a license agreement with UCSF relating to certain patent rights related to compositions and methods for expressing OTOF, which we refer to as the UCSF License.

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

Under the UCSF License, we are obligated to diligently proceed with the development, manufacture and sale of at least one licensed product and/or service, and to earnestly and diligently market such licensed product and/or service after receipt of any requisite regulatory approvals and in quantities sufficient to meet market demand. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UCSF under certain circumstances. For example, we agreed to dose the first subject in a clinical trial for a licensed product by September 30, 2023. UCSF has the right to revoke our right to sublicense the UCSF License or reduce the license to a nonexclusive license if we are unable to perform our diligence obligations.

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

License Agreement with University of Florida Research Foundation

In October 2020, we entered into a license agreement with UFRF, which was amended in June 2022 and March 2023, relating to certain patent rights related to compositions and methods for expressing OTOF, which we refer to collectively as the UFRF License.

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

Under the UFRF License, we are obligated to use commercially reasonable efforts to develop, commercialize and maintain supply of licensed product. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UFRF under certain circumstances. Our milestone relating to dosing the first subject in a clinical trial for a licensed product by March 31, 2023 was modified to initiating our Phase 1/2 clinical trial of DB-OTO by June 30, 2023. UFRF has the right to terminate our license if we fail to perform our diligence obligations.

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

License Agreement with The Curators of the University of Missouri

In August 2019, we entered into a license agreement with The Curators of the University of Missouri, or the University of Missouri, which was amended in February 2021, May 2022 and March 2023 relating to certain patent rights related to the AAV vectors we are using in the gene therapies we are developing for congenital, monogenic hearing loss due to an OTOF deficiency and due to a deficiency in another specified gene, which we refer to collectively as the University of Missouri License.

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

Under the University of Missouri License, we are obligated to use reasonable commercial efforts to advance the licensed product towards commercialization. We have also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates. Our milestone relating to dosing the first subject in a clinical trial for a licensed product by March 31, 2023 was modified to initiating our Phase 1/2 clinical trial of DB-OTO by June 30, 2023. We paid less than $0.1 million to the University of Missouri with respect to a milestone that became payable upon our submission of an IND application for DB-OTO. The University of Missouri has the right to unilaterally terminate the University of Missouri License or reduce the license to a nonexclusive license if we fail to meet such specified milestones.

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

Hearing Loss

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•
Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in clinical development, and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration. Akouos, Inc. received clearance of its IND for AK-OTOF in September 2022. In December 2022, Eli Lilly and Company acquired Akouos, Inc.; and
•
Sensorion SA, or Sensorion, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development. Sensorion has announced that it plans to submit a CTA within Europe for its OTOF-GT program in the first half of 2023.

We are aware of PEDMARK, a formulation of sodium thiosulfate delivered via systemic injection, developed by Fennec Pharmaceuticals, Inc. that in September 2022 received FDA approval for use to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic solid tumors. We are also aware of product candidates in development, including SENS-401, a small molecule being developed by Sensorion that is in Phase 2 clinical trials for prevention of chemotherapy related hearing loss, D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by

Sound Pharmaceuticals, Inc. for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy. We are also aware that Sound Pharmaceuticals, Inc. is pursuing treatments for Meniere’s Disease, a balance disorder.

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

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of chemistry, toxicity and formulation, purity and stability, as well as in vitro and animal studies to assess the potential safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. These studies are generally referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’, or HHS, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

Once the NDA or BLA is accepted for filing, the FDA sets a user fee goal date that informs the sponsor of the specific date by which the FDA intends to complete its review. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2023 this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. Under the PDUFA, the FDA has agreed to specified performance goals in the review process of applications. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. The FDA reviews NDAs and BLAs to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product candidate is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of the FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of HHS as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity, and potency as shown through analytical studies, animal studies, and a clinical study or studies. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product in any given patient, and for products administered multiple times to an individual, that the biologic and the reference product may be altered or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through the FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional “GDPR-like” provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency, the California Privacy Protection Agency, whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting European Union Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned European Union Member State. Strict deadlines have been established for the assessment of CTAs. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (EU) 2017/746, which became effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent regulation. The regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

Additionally, in October 2022, President Biden signed an executive order to implement the European Union-U.S. Data Privacy Framework, which would serve as a replacement to the European Union-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the European Union-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Human Capital Resources

Employees

As of March 1, 2023, we had 68 full-time employees, including a total of 29 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 48 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Diversity and Inclusion

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

Competitive Pay and Benefits

We strive to provide pay, comprehensive benefits, and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay; comprehensive healthcare benefits package for employees, with family member healthcare benefits covered at 90%; health reimbursement account and health savings account options with company contribution; commuter benefits; tuition reimbursement benefits; unlimited discretionary paid time off and paid holidays; full pay for 12 weeks of parental leave; family medical leave; and hybrid and flexible work schedules. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock options and other equity award grants. We also sponsor a 401(k) plan with a 4% match, with immediate vesting.

Employee Development and Training

We focus on attracting, retaining, and cultivating talented individuals. Employees are encouraged to attend scientific, clinical, and technological meetings and conferences and have access to broad resources they need to be successful. We actively work with managers to develop, create, and support individual development plans for our employees.

Safety

The safety, health, and wellness of our employees is a top priority. In response to the COVID-19 pandemic, we implemented safety protocols that are designed to comply with health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Our protocols are updated in response to changes in those requirements and guidelines.

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

Since inception, we have incurred significant operating losses. Our net losses were $63.0 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $277.5 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, from the sale of common stock in our initial public offering, or IPO and from the sale of common stock under our “at-the-market offering” program. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

•
initiate and conduct our planned Phase 1/2 clinical trial of DB-OTO for the treatment of profound hearing loss caused by mutations of the OTOF gene;
•
continue our current research programs and our preclinical development of AAV.103, AAV.104, AAV.105, our vestibular hair cell regeneration programs, our cochlear hair cell regeneration program and any product candidates that may arise from our current or future research programs;
•
continue the clinical development of DB-020;
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

In addition, we expect that our expenses will increase if, among other things:

•
we are required by the U.S. Food and Drug Administration, or the FDA, the U.K. Medicines & Healthcare Products Regulatory Agency, or MHRA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;
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
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support development and market demand for our product candidates, if approved;
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

Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs in commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, MHRA, EMA or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we continue to conduct additional preclinical studies and prepare for and initiate our planned Phase 1/2 clinical trial of DB-OTO, advance our platform, continue research and development of AAV.103, AAV.104, AAV.105, our vestibular hair cell regeneration program, our cochlear hair cell regeneration program and any product candidates that may arise from our current or future research programs, and if and as we continue the clinical development of DB-020. Identifying potential product candidates, conducting preclinical testing and clinical trials and potentially submitting approvals of our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our planned Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
•
the approach we determine for the advancement of DB-020, including further potential clinical development;
•
the scope, progress, costs and results of preclinical and clinical development for our other product candidates and programs, including AAV.103, AAV.104, AAV.105, our vestibular hair cell regeneration program and our cochlear hair cell regeneration program;
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
•
the impacts of the COVID-19 pandemic;
•
the impact of continued increases in inflation rates or interest rates;
•
the ability to receive additional non-dilutive funding, including grants from organizations and foundations; and
•
the costs of operating as a public company.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

As a result of our recurring losses from operations and limited financial resources, there is substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2022 includes an explanatory paragraph stating that our recurring losses and limited financial resources raise substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, we could be forced to delay, reduce or eliminate all of our research and development programs or other business activities, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

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

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, securing intellectual property rights and undertaking preclinical studies and clinical trials. Other than DB-OTO, which received clearance from the FDA and authorization from the MHRA to initiate a Phase 1/2 clinical trial, all of our gene therapy product candidates are still in the research or preclinical stage of development. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $217.9 million to offset future federal taxable income. Federal net operating losses, or NOLs, of $41.7 million will expire beginning in 2033. As of December 31, 2022, we had NOLs of $176.2 million which had an indefinite life. As of December 31, 2022, we had state net operating loss carryforwards of $210.5 million to offset future state taxable income, which will begin to expire in 2035. As of December 31, 2022, we had federal research and development tax credit carryforwards of $1.9 million, which expire beginning in 2033, state research and development tax credit carryforwards of $0.9 million, which expire beginning in 2032 and Orphan Drug credit carryforwards of $1.3 million, which expire beginning in 2043. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

We are early in our development efforts. We have advanced only one product candidate, DB-020, into clinical trials, and it is still in early clinical trials. In addition, while DB-OTO has been cleared by the FDA and the MHRA to be evaluated in humans, we have not yet initiated a clinical trial of DB-OTO. Additionally, we have a portfolio of programs that are in preclinical development, and we may never advance another gene therapy product candidate to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not sought regulatory approval for DB-OTO or any other product candidate and do not expect to be in a position to do so for the foreseeable future. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Our preclinical programs are in the early stage, and we may not advance additional product candidates into clinical development when anticipated or at all. In addition, even if we identify a product candidate for a program, before we can commence clinical trials for such product candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further advancement of any product candidates. We cannot be sure that we will be able to submit INDs, CTAs, or other regulatory filings for our preclinical product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA or other regulatory authorities allowing clinical trials to begin or to continue once commenced. Furthermore, product candidates are subject to continued preclinical safety studies and testing with respect to chemistry, manufacturing and controls data, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies and other testing may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

The time required to obtain approval from the FDA, MHRA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet completed a clinical trial of any of our product candidates other than the Phase 1 clinical trial of DB-020 in healthy volunteers. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
•
inability to enroll participants, delays in enrolling patients or delays in having enrolled participants complete their participation in a trial or return for post-administration follow-up;
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

Adverse developments in preclinical studies or clinical trials of gene therapies conducted by others may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any gene therapy product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. The regulatory approval process for gene therapy product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, MHRA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of gene therapy products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of the later-stage clinical trials or from clinical trials of the same product candidates in other indications. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, the results of the Phase 1 clinical trial of DB-020 in healthy volunteers and the interim data from the Phase 1b clinical trial of DB-020 in patients undergoing treatment with cisplatin may not be indicative of the results of a later-stage clinical trial. In addition, if successful, the results of our planned Phase 1/2 clinical trial of DB-OTO may not be predictive of the results of further clinical trials of this product candidate or any other gene therapy product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials, and because our gene therapy product candidates are based on a relatively novel technology, the likelihood of success is harder to determine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, financial condition, results of operations and prospects.

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

For example, due to the continued impact of the COVID-19 pandemic on the pace of patient screening and enrollment and the closure of trial sites in the United States that we had expected to re-open, we experienced a delay in when we expected to report results from an interim analysis of our Phase 1b clinical trial of DB-020.

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

If, in the future, we are unable to demonstrate that trial side effects were not caused by our product candidates or the related procedures, the FDA, the MHRA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could cause our reputation to suffer and affect patient recruitment or the ability of enrolled participants to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition, results of operations and prospects significantly.

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

We depend on third parties for contract manufacturing and supply of materials used in the manufacture of our product candidates, and the loss of these third-party manufacturers and suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for manufacturing, testing and supply of certain materials and components required for the production of our product candidates. Our dependence on these third-party manufacturers and suppliers and the challenges we may face in obtaining adequate manufacturing, testing and supplies of materials involve several risks, including limited control over pricing, availability and quality and delivery schedules. There is substantial demand and limited supply for manufacturing and testing slots and for certain raw materials used to manufacture gene therapy products. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than other companies that are larger than we are. We cannot be certain that our manufacturers and suppliers will continue to provide us with the manufacturing slots and quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced manufacturing or raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. In addition, any disruptions in the business operations of our manufacturers or suppliers could have a direct impact on the manufacturing of our product candidates. For example, one of our key suppliers recently announced facility consolidations and other cost-cutting measures requiring us to transfer certain of our DB-OTO manufacturing activities to another manufacturing site. Other third party gene therapy manufacturers that do not support our programs have taken similar cost-cutting measures in recent months. While these disruptions have not had a material impact on our business to date, any performance failure on the part of our manufacturers or suppliers or consolidations that hinder our ability to obtain necessary supplies to conduct our planned development activities could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

We face significant competition in attracting appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, MHRA, EMA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, the terms of any existing collaboration agreements, and industry and market conditions generally. The collaborator may also have the opportunity to collaborate on other product candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than the one with us for our product candidate.

Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators.

We may not be able to establish additional collaborations on a timely basis, on acceptable terms or at all, including for DB-020 for which we are considering a range of potential approaches for its further development and commercialization, including entering into a strategic collaboration. If we are unable to do so, we may have to curtail the development of DB-020 or such other product candidate, as the case may be, for which we are seeking to collaborate, reduce or delay its program or one or more of our other programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our platform.

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

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•
Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in clinical development, and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration. Akouos, Inc. received clearance of its IND for AK-OTOF in September 2022. In December 2022, Eli Lilly and Company acquired Akouos, Inc.; and
•
Sensorion SA, or Sensorion, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development. Sensorion has announced that it plans to submit a CTA within Europe for its OTOF-GT program in the first half of 2023.

We are aware of PEDMARK, a formulation of sodium thiosulfate delivered via systemic injection, developed by Fennec Pharmaceuticals, Inc. that in September 2022 received FDA approval for use to reduce the risk of ototoxicity associated with cisplatin in pediatric patients one month of age and older with localized, non-metastatic~~,~~ solid tumors. We are also aware of product candidates in development, including SENS-401, a small molecule being developed by Sensorion that is in Phase 2 clinical trials for prevention of chemotherapy related hearing loss, D-methionine, an amino acid that has been shown to protect against hearing loss in experimental settings, and SPI-3005, an oral agent primarily being developed by Sound Pharmaceuticals, Inc. for noise and age-related hearing loss that is in Phase 2 clinical trials for chemotherapy related hearing loss. We are also aware of additional therapeutic approaches in preclinical development that may target prevention of hearing loss in patients receiving cisplatin chemotherapy. We are also aware that Sound Pharmaceuticals, Inc. is pursuing treatments for Meniere’s Disease, a balance disorder.

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

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. For example, we are aware of a third-party U.S. patent relating to certain otoferlin dual vector constructs and the uses thereof that contains claims that cover DB-OTO and could be asserted against us by the third party. We believe that we would have valid defenses to any such claims and would vigorously defend any such claims. However, we may not be successful. There is a risk that a third party or others may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and may be required to indemnify our customers or collaborators. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising of England, Scotland and Wales, under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

We have been granted rare pediatric disease designation for our lead gene therapy product candidate, DB-OTO, and we may seek a rare pediatric disease designation for one or more of our other product candidates. However, DB-OTO and any of our other product candidates that may be granted a rare pediatric disease designation may not meet the eligibility criteria for a priority review voucher upon approval.

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

In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA, MHRA, or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Further, if our gene therapy product candidate is considered the “same” as another product for the same indication, and the other product is designated as an orphan drug and receives approval first, our product would be blocked from approval by the orphan drug exclusivity afforded to the other product unless it qualifies for an exception to that exclusivity.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and state and local laws that require drug manufacturers to register pharmaceutical sales representatives.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union and the United Kingdom. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and executive and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, the CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester until 2031. Medicare sequester reductions were suspended and reduced between May 1, 2020 until June 30, 2022, but the full 2% cut resumed thereafter. With passage of the Inflation Reduction Act in August 2022, Congress extended the expansion of PPACA premium tax credits through 2025. Those subsidies were originally extended through 2022 under the American Rescue Plan Act of 2021.

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

In addition, in October 2020, the HHS~~,~~ and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act. Congress continues to consider various legislative measures to limit the costs of prescription drugs, including authorizing Medicare to negotiate the prices of certain pharmaceuticals with manufacturers each year, capping beneficiary out-of-pocket Part D drug costs at $2,000 a year, and penalizing drug manufacturers for price hikes that outpace inflation.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Risks Related to Employee Matters, Managing Growth and General Business Operations

The COVID-19 pandemic, which began in late 2019 and spread worldwide, disrupted our ongoing Phase 1b clinical trial of DB-020 and has affected and may in the future affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to global supply chains and has and may continue to adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic, which began in December 2019 and spread worldwide, has caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

While the COVID-19 pandemic has not materially impacted our business to date, there is no guarantee that it, or its impact on the global economy, will not materially impact our business in the future. We cannot provide assurance that some factors from the COVID-19 pandemic will not delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future. For example, screening and enrollment in our Phase 1b clinical trial of DB-020 in Australia and the United States was adversely impacted by the COVID-19 pandemic in 2020. In addition, we and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. For example, due to increased quarantine mandates in China, the receipt of shipments and data from some of our vendors and CROs were more difficult and unpredictable during the first half of 2022. This caused some delays in preclinical studies for our gene therapy programs.

The pandemic has already caused significant disruptions to global supply chains, adverse impacts to economies worldwide and disruptions to financial markets. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidances, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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
•
events involving limited liquidity, defaults, non-performance or other adverse developments that affect companies in the financial services industry or the financial services industry generally;
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

As of March 1, 2023, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares of common stock representing approximately 35.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 1, 2023, we had 25,014,984 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, in the case of our affiliates.

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

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, contained significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limiting the deduction for NOLs to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA was also signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the TCJA, the IRA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA and such additional legislation.

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

Holders of Record of Our Common Stock

As of March 1, 2023, there were approximately 86 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

As of December 31, 2022, we have used approximately $117.0 million of the net proceeds from the IPO. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

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

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of clinical and preclinical gene therapy programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. We are developing our lead gene therapy product candidate, DB-OTO, to provide durable, high quality, physiological hearing to individuals with profound, congenital hearing loss caused by mutations of the otoferlin, or OTOF, gene. In addition to DB-OTO, we are advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene, AAV.104 to restore hearing in individuals with mutations in the stereocilin, or STRC, gene and AAV.105 to restore hearing in individuals with another single gene mutation. We also have gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss. We ceased enrolling patients in our Phase 1b clinical trial of DB-020, subsequent to announcing the positive results from the interim analysis from the first 19 patients enrolled in the trial. We are in the safety follow-up portion of the clinical trial, which we anticipate to be completed in the first half of 2023.

Since inception, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform.

On February 5, 2021, we issued and sold 15,870,209 shares of our Series D convertible preferred stock for $27.4 million of aggregate cash proceeds, net of issuance costs. On February 17, 2021, we completed an initial public offering, or IPO, of our common stock in which we issued and sold 7,062,000 shares of our common stock at a public offering price of $18.00 per share, and on February 24, 2021, we issued and sold an additional 600,000 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, for aggregate net proceeds of $125.0 million. Upon the closing of our IPO, all of our outstanding shares of convertible preferred stock automatically converted into 16,662,011 shares of common stock. Subsequent to December 31, 2022, we issued and sold a total of 50,482 shares under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

To date, we have financed our operations primarily with proceeds from sales of our convertible preferred stock (including borrowings under convertible promissory notes, which converted into convertible preferred stock in 2015), payments received under our license and collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, and from the sale of common stock in our IPO and from the sale of common stock under our “at-the-market offering” program. We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $63.0 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $277.5 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase if, and as, we:

•
initiate and conduct our planned Phase 1/2 clinical trial of DB-OTO for the treatment of profound hearing loss caused by mutations of the OTOF gene;
•
continue our current research programs and our preclinical development of AAV.103, AAV.104, AAV.105, our vestibular hair cell regeneration programs and our cochlear hair cell regeneration program and any product candidates that may arise from our current or future research programs;

•
continue the clinical development of DB-020;
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

As of December 31, 2022, we had cash, cash equivalents and available-for-sale securities of $104.6 million, which we believe will enable us to fund our operating expenses and capital expenditures requirements into the first half of 2024. Since our cash, cash equivalents and available-for-sale securities as of December 31, 2022 are not sufficient to fund our operations for at least twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other sources of capital. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K for additional information on our assessment.

Macroeconomic and Geopolitical Impacts on Our Business

The worldwide COVID-19 pandemic has affected and may affect in the future our ability to initiate and complete preclinical studies, initiate and conduct clinical trials and engage in regulatory activities and may cause other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption to global supply chains and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. The extent of the impact of COVID-19 on us will depend on the length and severity of the pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on our preclinical studies, current and planned clinical trials, employees and vendors, which is uncertain and cannot be predicted. The pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.

In addition, U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, rising interest rates, the risk of a recession and other ongoing global conflicts. For example, on Friday, March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, announced that Silicon Valley Bank, or SVB, was closed and that the FDIC was appointed as receiver, and on March 12, 2023, the FDIC announced that Signature Bank was closed and that the FDIC was appointed as receiver. We cannot predict at this time to what extent our or our collaborators, employees, suppliers, contract manufacturers and/or vendors could be negatively impacted by these and other macroeconomic and geopolitical events.

License and Collaboration Agreement with Regeneron

In November 2017, we entered into a license and collaboration agreement with Regeneron, or the Regeneron Agreement. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its right to extend the research term and extended the research term by one year to November 2023. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment. In February 2023, we further amended the Regeneron Agreement to provide for accelerated development milestone payments by Regeneron to us for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. In November 2021, Regeneron exercised its right to extend the research term for one-year to November 15, 2023 and paid us an extension fee of $10.0 million in the fourth quarter of 2022. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support Good Laboratory Practices, or GLP toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials. Through December 31, 2022, we had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration.

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

Pursuant to the first amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a contract development and manufacturing organization, or CDMO. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO as such costs are incurred, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view all consideration received from Regeneron as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our consolidated statements of operations and comprehensive loss. As such, we are recognizing total consideration of $46.9 million over the research term as a reduction to research and development expenses (contra-research and development expense) in our consolidated statements of operations and comprehensive loss based on our progress toward completion of our research activities under the research plan. The $46.9 million is comprised of the $25.0 million upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the first amendment, the reimbursement of $10.5 million of third-party costs related to the GLP toxicology studies of DB-OTO, the $5.5 million of cumulative milestone payments received, and the $10.0 million extension payment paid in the fourth quarter of 2022, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved. We recognized $8.4 million and $11.0 million as contra-research and development expenses during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had no unbilled accounts receivable due from Regeneron, and as of December 31, 2021, we had $11.4 million of unbilled accounts receivable due from Regeneron, that we collected during the year ended December 31, 2022. As of December 31, 2022 and 2021, we had total deferred collaboration liabilities of $16.1 million and $24.5 million on our consolidated balance sheet, respectively. As of December 31, 2022 and 2021 we had $9.4 million and $8.1 million of current deferred collaboration liabilities, respectively, and $6.8 million and $16.4 million of long-term deferred collaboration liabilities, respectively. See Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report.

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
•
costs associated with our technology and development of our intellectual property portfolio;
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

The following table reflects our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Year Ended December 31,
	2022	2021
DB-OTO	$19,252	$18,007
DB-020	2,232	1,831
Personnel-related (including stock-based compensation)	13,903	9,425
Regeneron Agreement contra-expense	(8,402)	(10,960)
Other indirect research and development expenses	13,345	11,544
Total research and development expenses	$40,330	$29,847

Consideration we receive under the Regeneron Agreement is being recognized as a reduction to research and development expense (contra-research and development expense) in our consolidated statements of operations and comprehensive loss based on our progress towards completion of our research activities under the research plan for the collaboration.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through the development phase, and as we continue to develop additional product candidates. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, legal, business development, human resources and administrative functions. General and administrative expenses also include legal fees relating to corporate matters and costs to secure and defend our intellectual property; professional fees for accounting, auditing, tax, human resources and administrative consulting services; insurance costs; administrative travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs. General and administrative expenses also reflect sublease income that is used to offset the cost for office rent and other operating costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to continue to incur significant expenses associated with being a public company, including costs for accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Interest Income

Interest income consists of interest income earned from our cash, cash equivalents and available-for-sale securities.

Other Income, net

Other income, net for the year ended December 31, 2021 primarily consisted of income received from the sale of consumables and other supplies to third parties that we were not using and were not planning to use in the future. There was no other income, net recognized for the year ended December 31, 2022.

Income Taxes

Since our inception, we have not recorded any U.S. federal, foreign, or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as it is more likely-than-not that these benefits will not be realized. We have U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards to offset future taxable income. We have recognized a reserve for a foreign uncertain tax position and recorded a foreign tax provision related to our Australian subsidiary.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for each period presented (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$40,330	$29,847	$10,483
General and administrative	23,627	20,384	3,243
Total operating expenses	63,957	50,231	13,726
Loss from operations	(63,957)	(50,231)	(13,726)
Other income:
Interest income	1,192	193	999
Other income	—	12	(12)
Total other income, net	1,192	205	987
Net loss before provision for income taxes	(62,765)	(50,026)	(12,739)
Provision for income taxes	(240)	(1,797)	1,557
Net loss	$(63,005)	$(51,823)	$(11,182)

Research and Development Expenses

The following table summarizes our research and development expenses for each period presented (in thousands):

	Year Ended December 31,
	2022	2021	Change
DB-OTO	$19,252	$18,007	$1,245
DB-020	2,232	1,831	401
Personnel-related (including stock-based compensation)	13,903	9,425	4,478
Regeneron Agreement contra-expense	(8,402)	(10,960)	2,558
Other indirect research and development expenses	13,345	11,544	1,801
Total research and development expenses	$40,330	$29,847	$10,483

Research and development expenses for the year ended December 31, 2022 were $40.3 million, compared to $29.8 million for the year ended December 31, 2021. The increase of $10.5 million was primarily attributable to the following:

•
$1.2 million increase in expenses incurred to advance DB-OTO, primarily attributable to an increase of $2.8 million of clinical and translational research costs to support our upcoming Phase 1/2 clinical trial of DB-OTO, $1.7 million for preclinical and IND-enabling costs, and an increase of $1.0 million for external support and additional costs to support the Company’s regulatory submissions; all of which was partially offset by a decrease of $4.2 million in external manufacturing costs reflecting IND-enabling activities incurred during the year ended December 31, 2021;
•
$0.4 million increase in expenses incurred for our DB-020 program, primarily attributable to clinical trial costs related to enrollment in our Phase 1b clinical trial of DB-020 and additional external support related to the positive interim analysis results reported in June 2022;
•
$4.5 million increase in personnel-related costs due to increased headcount and wages within the research and development function in 2022, including $0.2 million of increased stock-based compensation expense;
•
$2.6 million decrease in contra-research and development expenses recognized under the Regeneron Agreement, driven primarily by the completion of a performance obligation associated with the clearance of the IND for DB-OTO during the year ended December 31, 2022; and
•
$1.8 million increase in other indirect research and development expenses, driven primarily by a $1.6 million increase in preclinical expenses relating to internal and external research and discovery efforts for our preclinical programs, as well as a $0.2 million increase in facility and infrastructure related costs to support our research and development efforts.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2022 were $23.6 million, compared to $20.4 million for the year ended December 31, 2021. The increase of $3.2 million was primarily attributable to the following:

•
$2.5 million increase in professional fees, driven primarily by expenses related to external legal services, as well as consulting, accounting advisory and audit services;
•
$2.0 million increase in personnel-related costs due to increased headcount and wages within the general and administrative function, including $0.2 million of increased stock-based compensation expense;
•
$0.6 million increase in other corporate infrastructure costs including insurance, information technology costs, and other costs associated with operating as a public company; and
•
$1.9 million decrease in facility-related expenses, primarily due to additional sublease income recognized during the year ended December 31, 2022.

Interest Income

The increase in interest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to an increase in interest rates and higher yields from our investments in cash equivalents and available-for-sale securities.

Other Income, net

Other income, net for the year ended December 31, 2021 primarily consisted of income received from the sale of consumables and other supplies to third parties that we were not using and were not planning to use in the future. There was no other income, net recognized for the year ended December 31, 2022.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2022 was due to the recognition of $0.2 million related to a foreign tax provision for our Australian subsidiary and interest expense related to a previously established foreign uncertain tax position. The provision for income taxes for the year ended December 31, 2021, was due to the recognition of an income tax expense of $1.8 million related to an uncertain tax position in a foreign jurisdiction and a foreign tax provision for our Australian subsidiary.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through December 31, 2022, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $51.3 million from the Regeneron Agreement and $125.0 million of net proceeds from the issuance and sale of our common stock in our IPO.

In March 2022, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell shares of our common stock. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Jefferies is entitled to compensation at a rate equal to 3.0% of the gross proceeds from any shares of common stock sold under the Sales Agreement. In August 2022, we filed a prospectus supplement under our universal shelf registration for the offer and sale of shares of our common stock having an aggregate offering price up to $50.0 million pursuant to the Sales Agreement. As of December 31, 2022, we had not sold any shares of common stock pursuant to the Sales Agreement. Subsequent to December 31, 2022, we issued and sold a total of 50,482 shares under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(56,898)	$(43,150)
Investing activities	55,097	(100,995)
Financing activities	(213)	152,510
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,014)	$8,365

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

During the year ended December 31, 2022, net cash used in operating activities of $56.9 million was primarily due to our net loss of $63.0 million and changes in operating assets and liabilities of $0.6 million, partially offset by net non-cash expenses of $6.7 million.

During the year ended December 31, 2021, net cash used in operating activities of $43.2 million was primarily due to our net loss of $51.8 million, partially offset by net non-cash expenses of $5.2 million and changes in operating assets and liabilities of $3.5 million.

Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities of $55.1 million was primarily due to proceeds from the maturities of available-for-sale securities of $153.1 million, partially offset by purchases of available-for-sale securities of $97.5 million and purchases of property and equipment of $0.5 million.

During the year ended December 31, 2021, net cash used in investing activities of $101.0 million was primarily due to purchases of available-for-sale securities of $197.5 million and purchases of property and equipment of $0.8 million, partially offset by maturities of available-for-sale securities of $97.1 million and proceeds from sale of property and equipment of $0.1 million.

Financing Activities

During the year ended December 31, 2022, net cash used in financing activities of $0.2 million consisted of principal payments on our finance lease liability.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to continue to incur increased costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

As of December 31, 2022, we had cash, cash equivalents and available-for-sale securities of $104.6 million. Subsequent to December 31, 2022, we issued and sold a total of 50,482 shares under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us. Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024. We have incurred recurring losses since our inception, including a net loss of $63.0 million for the year ended December 31, 2022. In addition, as of December 31, 2022, we had an accumulated deficit of $277.5 million. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other sources of capital. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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
•
the scope, progress, costs and results of preclinical and clinical development for our other product candidates and programs, including AAV.103, AAV.104, AAV.105, our vestibular hair cell regeneration program and our cochlear hair cell regeneration program;
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
•
the impacts of the COVID-19 pandemic;
•
the impact of continued increases in inflation rates or interest rates;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not have any committed external source of funds, other than amounts we are entitled to under the Regeneron Agreement. Market volatility or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of holders of our common stock.

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

We have concluded that the above circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K for additional information on our assessment.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations.

We lease and sublease, as sublessee, office and laboratory space at 1325 Boylston Street in Boston, Massachusetts. Our operating lease and sublease expire in June 2027 and January 2027, respectively. Our lease and sublease both contain rent escalation provisions over their respective lease terms, and we are obligated to pay our ratable portions of operating expenses and taxes. Our operating lease includes the option to extend the term for a period of five years at the then-market rental rate. Our lease and sublease are secured by letters of credit totaling $0.9 million. During the year ended December 31, 2022, we were obligated to make base rent payments totaling $3.7 million, excluding our ratable portions of operating expenses and taxes. Base rent will be subject to annual rent increases between 2% to 3%, thereafter. We are obligated to make cumulative rent payments of $16.7 million over the remaining lease and sublease terms, excluding operating expenses, taxes and the extension term.

In January 2022, we entered into a sublease agreement to sublease an additional portion of our existing office space to a third-party in order to offset a portion of our rent obligations. The lease term commenced in February 2022 with an original term of six months and has been extended through May 2023 for a base rent of $0.1 million per month. There is no rent escalation under the sublease and there is no further option to extend the term of the sublease agreement.

In August 2019, we entered into a license agreement with The Curators of the University of Missouri, or the University of Missouri, which was amended in February 2021 and May 2022, relating to certain patent rights. Pursuant to the agreement, we agreed to pay a low single-digit royalty on annual net sales of licensed products sold and are obligated to make milestone payments on a licensed-product-by-licensed-product basis totaling up to $0.8 million in the aggregate upon the achievement of certain development and regulatory milestones and up to $13.1 million in the aggregate upon the achievement of certain commercial sales milestones. During the year ended December 31, 2022, we achieved and paid less than $0.1 million with respect to a regulatory milestone related to our submission of an IND application for DB-OTO. We are also required to pay the University of Missouri a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time.

In October 2019, we entered into a license agreement with The Regents of the University of California, or UCSF, relating to certain patent rights. Pursuant to the agreement, we agreed to pay UCSF low single-digit royalties on annual net sales of licensed products and services and make contingent milestone payments totaling up to $0.5 million upon the achievement of certain regulatory milestones and up to $5.0 million upon the achievement of certain commercial sales milestones. No regulatory or commercial milestones have been achieved to date. We are also required to pay UCSF a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time.

In October 2020, we entered into a license agreement with the University of Florida Research Foundation, Incorporated, or UFRF, which was amended in June 2022, related to certain patent rights. Pursuant to the agreement, we have agreed to pay UFRF a low single-digit royalty on annual net sales of licensed products and make contingent milestone payments totaling up to $0.8 million in the aggregate upon the achievement of certain clinical and regulatory milestones and up to an additional $11.2 million in the aggregate upon the achievement of certain commercial sales milestones. No clinical, regulatory or commercial milestones have been achieved to date. We are also required to pay UFRF a nominal annual license maintenance fee. We can terminate this agreement upon written notice at any time.

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

We believe the following accounting estimates used in the preparation of our consolidated financial statements have the most significant level of estimation uncertainty and are reasonably likely to have a material impact on our financial condition and results of operations. For a more detailed description of our significant accounting policies, see Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

Collaboration Agreements

While we account for the Regeneron Agreement in accordance with ASC 808, Collaborative Arrangements, we analogize to the guidance under FASB ASC Topic 606, Revenue with contracts from customers, to measure progress under the collaboration over time. We measure progress using a proportional performance measure based on actual research and development costs incurred relative to total estimated research and development costs to be incurred by us under the Regeneron Agreement. We account for the consideration we receive under the Regeneron Agreement as a reduction to research and development expense (contra-research and development expense) in our consolidated statements of operations and comprehensive loss based on our progress towards completion of our research activities under the research plan. Actual costs incurred are discussed in more detail below. The unrecognized portion of consideration received under the Regeneron Agreement is recorded as a deferred collaboration liability in our consolidated balance sheets.

The critical estimate in measuring such progress is the estimation of the total costs to complete our remaining obligations under the Regeneron Agreement. This includes a number of estimates and assumptions which contemplate both objective and subjective factors. Primary inputs to the estimate to complete our remaining performance obligations include the estimated internal personnel costs and third-party costs to support research and development activities through IND acceptance of multiple potential targets. Following IND acceptance, the same inputs are utilized to estimate the performance obligations for the target candidates’ potential clinical trials. We forecast personnel costs based on a fully burdened full-time equivalent, or FTE, rate and the expected FTE required as the research plan progresses. This assumption considers our contractual minimum diligence effort measured based on a minimum number of FTE, actual FTE’s incurred and trends therein that may be indicative of future effort, and forecasted changes in FTE based on the requirements under the research plan as well as any anticipated changes in headcount we expect to experience. We forecast third-party costs to support research and development activities based on the requirements under the research plan, historical experience and negotiated rates with vendors. Finally, we forecast third-party costs related to IND-enabling studies and clinical trials based on historical experience and estimates directly from third-party vendors.

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

Research and Development Expenses and Related Accruals

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, laboratory supplies, depreciation on and maintenance of research equipment, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical and clinical development activities and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. Research and development expenses comprise a significant portion of our operating expenses and are a primary input in the measurement of progress under our license and collaboration agreement with Regeneron. All costs associated with research and development activities are expensed as incurred.

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

Stock-Based Compensation

We issue stock-based awards to employees, directors and non-employees, generally in the form of stock options, restricted stock and restricted stock units. We measure all stock-based awards granted to employees, directors and non-employees as stock-based compensation expense at fair value in accordance with FASB ASC Topic 718, Compensation—Stock Compensation.

We issue stock-based awards with service-based and performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. Compensation expense related to awards to employees, directors and non-employees with performance-based vesting conditions is recognized when it becomes probable that the performance conditions will be met using the accelerated attribution method. We have no awards with market-based conditions. We recognize forfeitures as they occur.

We classify stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

We determine the fair value of restricted stock and restricted stock units in reference to the fair value of our common stock less any applicable purchase price. We estimate the fair value of our stock options granted using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of our common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of our common stock. Due to the lack of a public market for the trading of our common stock prior to the completion of our IPO, and a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatilities of a representative group of publicly traded guideline companies. For these analyses, we select companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected term of our stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero as we have no current plans to pay any dividends on common stock. We have elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, we may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

Subsequent to the completion of our IPO, the fair value of the common stock underlying our stock-based awards is determined based on the trading price of our common stock on the Nasdaq Global Select Market on the date of grant.

Leases

Effective January 1, 2022, we adopted ASU No. 2016-02, Leases, or ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application. Prior periods are presented in accordance with previous guidance in FASB ASC Topic 840, Leases.

Upon adoption, we elected the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, we elected, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, we did not recognize a lease liability or right-of-use asset on its balance sheets for such short-term leases. Finally, we elected, by class of underlying asset, the practical expedient to not separate lease and non-lease components.

Under ASC 842 we evaluate whether an arrangement is or contains a lease at contract inception. If a contract is or contains a lease, lease classification is determined at lease commencement, which represents the date at which the underlying asset is made available for use by us. Our lease terms are generally measured as the respective lease’s noncancelable term and exclude any optional extension terms as we are not reasonably certain to exercise such options. We elected the short-term lease exemption and therefore do not recognize lease liabilities and right-of-use assets for lease arrangements with original lease terms of twelve months or less.

Lease liabilities represent our obligation to make lease payments under a lease arrangement. Lease liabilities are measured as the present value of fixed lease payments, discounted using an incremental borrowing rate, as interest rates implicit in our lease arrangements are generally not readily determinable. We elected the practical expedient to not separate lease and non-lease components for its real estate leases and therefore both are considered when determining the lease payments in a lease arrangement. Variable lease costs are expensed as incurred.

The incremental borrowing rate represents the interest rate at which we could borrow a fully collateralized amount equal to the lease payments, over a similar term, in a similar economic environment. We determine the incremental borrowing rate at lease commencement, generally using a synthetic credit rating based on our financial position and negative cash flows, factoring in adjustments for additional risks based on our economic condition, a survey of comparable companies with similar credit and financial profiles, as well as additional market risks, as may be applicable.

Right-of-use assets represent our right to use an underlying asset over its lease term. Right-of-use assets are initially measured as the associated lease liability, adjusted for prepaid rent and tenant incentives. We remeasure right-of-use assets and lease liabilities when a lease is modified, and the modification is not accounted for as a separate contract. A modification is accounted for as a separate contract if the modification grants us an additional right of use not included in the original lease agreement and the increase in lease payments is commensurate with the additional right of use. We assess our right-of-use assets for impairment consistent with its policy for impairment of long-lived assets held and used in operations.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. These changes affect our cash equivalents and available-for-sale securities, which consisted of cash and investments in money market funds, U.S. Agency discount notes, U.S. Treasury securities and U.S. Agency bonds as of December 31, 2022. However, because of the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. The global macroeconomic environment has experienced, and continues to experience, extraordinary challenges, including the highest rates of inflation in 40 years. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, among other concerns. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy, our industry and our company. During 2022, we experienced increases in interest income and costs across our business. If inflationary pressures continue to persist, they may continue to have an adverse impact on our consolidated financial position, results of operations and/or cash flows.

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

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that it was effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.10#	Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-40030, filed November 9, 2022).

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

10.22#	Form of Severance and Change in Control Benefits Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-40030, filed August 10, 2021).

10.23#	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.24

Sublease Agreement, dated June 20, 2019, by and between United HealthCare Services, Inc. and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021).

10.25†

First Amendment, dated as of February 3, 2021, to the License Agreement, dated as of August 26, 2019, by and between the Curators of the University of Missouri and the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A, File No. 333-252347, filed February 3, 2021).

10.26†

Second Amendment, dated as of May 3, 2022, to the License Agreement, dated as of August 26, 2019, by and between the Curators of the University of Missouri and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-40030, filed August 10, 2022).

10.27†

First Amendment, dated as of June 13, 2022, to the License Agreement, dated as of October 29, 2020, by and between the University of Florida Research Foundation, Incorporated and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-40030, filed August 10, 2022).

10.28

Open Market Sale AgreementSM, dated as of March 18, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, File No. 333-263671, filed March 18, 2022).

10.29

Letter Agreement, dated September 9, 2022, by and between the Registrant and Elisabeth Leiderman incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-40030, filed November 9, 2022).

10.30*†	Second Amendment, dated February 6, 2023, to the License and Collaboration Agreement, dated as of November 15, 2017, as amended, by and between Regeneron Pharmaceuticals, Inc. and the Registrant

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-252347, filed January 22, 2021)

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

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

DECIBEL THERAPEUTICS, INC.

Date: March 14, 2023	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurence Reid	President and Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2023
Laurence Reid, Ph.D.

/s/ James Murphy	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023
James Murphy

/s/ William H. Carson	Director and Chairman of the Board	March 14, 2023
William H. Carson, M.D.

/s/ Kevin McLaughlin	Director	March 14, 2023
Kevin McLaughlin

/s/ Neil Exter	Director	March 14, 2023
Neil Exter

/s/ Alison Finger	Director	March 14, 2023
Alison Finger, MBA

/s/ Saraswathy Nochur	Director	March 14, 2023
Saraswathy Nochur, Ph.D.

/s/ Peter A. Thompson	Director	March 14, 2023
Peter A. Thompson, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Decibel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Decibel Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Leases in 2022 due to the adoption of ASU No. 2016-02, Leases.

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

Boston, Massachusetts

March 14, 2023

DECIBEL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,607	$36,455
Available-for-sale securities	69,954	112,292
Accounts receivable from related party	—	11,402
Prepaid expenses and other current assets	3,469	4,042
Total current assets	108,030	164,191
Available-for-sale securities, long-term	—	13,547
Property and equipment, net	4,526	5,611
Right-of-use asset, operating	9,859	—
Right-of-use asset, finance	34	—
Other assets	924	1,128
Total assets	$123,373	$184,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,064	$4,012
Accrued expenses and other current liabilities	8,409	7,712
Deferred collaboration liability, current	9,383	8,118
Deferred rent and lease incentive obligation, current	—	696
Operating lease liability, current	3,567	—
Finance lease liability, current	19	—
Total current liabilities	22,442	20,538
Long-term liabilities:
Deferred collaboration liability, long term	6,765	16,431
Deferred rent and lease incentive obligation, long term	—	4,208
Operating lease liability, long-term	10,467	—
Other long-term liabilities	1,906	1,611
Total liabilities	41,580	42,788
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,964,502 shares issued and outstanding at December 31, 2022; 200,000,000 shares authorized, 24,964,520 shares issued and 24,951,983 shares outstanding at December 31, 2021	25	25
Additional paid-in capital	359,508	356,308
Accumulated other comprehensive loss	(223)	(132)
Accumulated deficit	(277,517)	(214,512)
Total stockholders’ equity	81,793	141,689
Total liabilities and stockholders’ equity	$123,373	$184,477

The accompanying notes are an integral part of these consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

conSOLIDATED Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$40,330	$29,847
General and administrative	23,627	20,384
Total operating expenses	63,957	50,231
Loss from operations	(63,957)	(50,231)
Other income:
Interest income	1,192	193
Other income, net	—	12
Total other income, net	1,192	205
Net loss before provision for income taxes	(62,765)	(50,026)
Provision for income taxes	(240)	(1,797)
Net loss	$(63,005)	$(51,823)
Cumulative dividends on convertible preferred stock	—	(2,309)
Net loss attributable to common stockholders	$(63,005)	$(54,132)
Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(2.49)
Weighted average shares of common stock outstanding, basic and diluted	24,960,008	21,733,960
Comprehensive loss:
Net loss	$(63,005)	$(51,823)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0	(91)	(131)
Total other comprehensive loss	(91)	(131)
Comprehensive loss	$(63,096)	$(51,954)

The accompanying notes are an integral part of these consolidated financial statements.

Decibel Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	57,758,734	$16,176	12,500,000	$5,700	37,528,581	$16,759	31,740,554	$54,456	521,052	$1	$107,908	$(1)	$(162,689)	$(54,781)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	72,161	—	319	—	—	319
Vesting of restricted common stock	—	—	—	—	—	—	—	—	34,759	—	18	—	—	18
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,817	—	—	2,817
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	15,870,209	27,400	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(57,758,734)	(16,176)	(12,500,000)	(5,700)	(37,528,581)	(16,759)	(47,610,763)	(81,856)	16,662,011	17	120,474	—	—	120,491
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs of $13,137	—	—	—	—	—	—	—	—	7,662,000	7	124,772	—	—	124,779
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,823)	(51,823)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	24,951,983	$25	$356,308	$(132)	$(214,512)	$141,689
Vesting of restricted common stock	—	—	—	—	—	—	—	—	12,519	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,200	—	—	3,200
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(63,005)	(63,005)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	24,964,502	$25	$359,508	$(223)	$(277,517)	$81,793

The accompanying notes are an integral part of these consolidated financial statements.

Decibel Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(63,005)	$(51,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,200	2,817
Depreciation	1,462	1,413
Non-cash lease expense	1,828	—
(Gain) loss on disposal of property and equipment	—	(35)
Amortization (accretion) of available-for-sale securities	235	987
Changes in operating assets and liabilities:
Accounts receivable from related party	11,402	(10,165)
Prepaid expenses and other current assets	611	(1,761)
Accounts payable	(3,128)	1,881
Accrued expenses and other current liabilities	941	3,438
Deferred rent and lease incentive	—	(607)
Deferred collaboration liability	(8,401)	9,404
Operating lease liability	(2,355)	—
Other long-term liabilities	312	1,301
Net cash used in operating activities	(56,898)	(43,150)
Investing activities
Purchases of available-for-sale securities	(97,513)	(197,457)
Proceeds from maturities of available-for-sale securities	153,073	97,068
Proceeds from sale of property and equipment	—	139
Purchases of property and equipment	(463)	(745)
Net cash provided by (used in) investing activities	55,097	(100,995)
Financing activities
Proceeds from the issuance of Series D convertible preferred stock	—	27,400
Proceeds from issuance of common stock upon completion of initial public offering net of commissions and underwriting discounts	—	128,240
Payment of initial public offering costs	—	(3,255)
Proceeds from the exercise of stock options	—	319
Principal payments on finance lease liability	(213)	(193)
Repurchases of early exercised restricted stock	—	(1)
Net cash (used in) provided by financing activities	(213)	152,510
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,014)	8,365
Cash, cash equivalents and restricted cash at beginning of period	37,583	29,218
Cash, cash equivalents and restricted cash at end of period	$35,569	$37,583
Supplemental cash flow information:
Cash paid for interest for finance lease	$14	$34
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$11,485	$—
Property and equipment purchases in accounts payable and accrued expenses	$197	$46
Vesting of early exercised restricted stock	$—	$18

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

Initial Public Offering

On February 17, 2021, the Company completed an initial public offering (“IPO”), issuing and selling 7,062,000 shares of common stock at a public offering price of $18.00 per share, and on February 24, 2021, the Company issued and sold an additional 600,000 shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were $125.0 million. Upon closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock. In advance of the IPO, on February 5, 2021, the Company’s board of directors approved a 1-for-5.3 reverse stock split of the Company’s common stock. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Risks and Uncertainties

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

The Company is also subject to additional risks and uncertainties related to the ongoing COVID-19 pandemic and other macroeconomic and geopolitical events, which collectively have caused and may continue to cause major disruptions to businesses and economies worldwide.

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

In addition, U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, the risk of a recession and other ongoing global conflicts. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Liquidity

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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 2014-15”), management must evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of December 31, 2022, the Company had an accumulated deficit of $277.5 million. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to invest significantly in the research and development of its product candidates, preclinical and clinical development and its platform.

As of December 31, 2022, the Company had $104.6 million of cash, cash equivalents and available-for-sale securities which together with net proceeds raised under the Open Market Sale Agreement (“the Sales Agreement”) subsequent to December 31, 2022, may not be sufficient to fund its operations for at least twelve months from the date of issuance of these consolidated financial statements which raises substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has plans in place to mitigate this risk, which primarily consist of pursuing additional funding through the sale of equity, debt financings or other capital sources, including collaborations with other third parties, as well as by reducing cash expenditures. There is no guarantee that the Company will be successful in these mitigation efforts. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the estimated cost to perform research which is an input into the measurement of research and development expenses recognized under the Company’s collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), the accrual of research and development expenses, stock-based compensation expenses, leases and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are mainly comprised of money market accounts invested in U.S. Treasury securities and agency bonds.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of prepaid expenses and other current assets and other assets on the consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$34,607	$36,455
Restricted cash, current	38	—
Restricted cash, long-term	924	1,128
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$35,569	$37,583

Available-For-Sale Securities

The Company classifies all of its investments as available-for-sale securities and reports them at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense), net within the consolidated statements of operations and comprehensive loss.

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

The Company’s cash management and investment policy limits investment instruments to U.S. Treasury and government securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022 and 2021, the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, and 2021, the Company had no off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and available-for-sales securities as of December 31, 2022 and 2021.

Accounts Receivable, net

The Company records accounts receivable for amounts invoiced to a collaborator, for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company assesses the collectability for its accounts receivable and unbilled accounts receivable and records an allowance as deemed necessary. As of December 31, 2022 and 2021, no allowance was recorded. Accounts receivable and unbilled accounts receivable are presented in accounts receivable, net on the consolidated balance sheets.

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

Research and Development Costs and Accruals

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, laboratory supplies, depreciation on and maintenance of research equipment, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical and clinical development activities and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. Additionally, the consideration the Company receives under its license and collaboration agreement with Regeneron is being recognized as a reduction to research and development expense (contra-research and development expense) in the Company’s consolidated statements of operations and comprehensive loss based on the Company’s progress towards completion of its research activities under the research plan (see Note 13).

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

Patent Costs

All patent-related costs incurred in connection with filing, maintaining and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company issues stock-based awards to employees, directors and non-employee consultants, generally in the form of stock options, restricted stock and restricted stock units (“RSUs”). The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires stock-based payments to employees, qualifying directors and non-employees to be recognized as expense based on the fair value determined on the date of grant.

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

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

The Company determines the fair value of restricted stock and RSU awards in reference to the fair value of its common stock less any applicable purchase price. The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of its common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of its common stock. Due to the lack of a public market for the trading of its common stock prior to the completion of its IPO and a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of its stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected term of its stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero, as the Company has no current plans to pay any dividends on its common stock. The Company has elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, the Company may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

Subsequent to the completion of the IPO, the fair value of the common stock underlying the Company’s stock-based awards is determined based on the trading price of its common stock on the Nasdaq Global Select Market on the date of grant.

Leases

The Company adopted FASB ASU No. 2016-02, Leases (“ASC 842”), effective January 1, 2022 using the required modified retrospective approach and utilizing the effective date as its date of initial application. Prior periods are presented in accordance with previous guidance in FASB ASC Topic 840, Leases.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive loss for all periods presented consists solely of unrealized gains (losses) on available-for-sale securities.

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

For arrangements that include development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net loss in the period of adjustment.

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

The Company accounts for the grant under ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). During the year ended December 31, 2021, the Company recorded an employee retention credit of $0.9 million upon completion of an analysis providing reasonable assurance that it met the conditions set forth in the CARES Act and it was reasonably assured that it will receive the employee retention credit. The employee retention credit was recorded in research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified. No such additional amounts were recorded during the year ended December 31, 2022. The cash payments related to the credit were received in January 2023, and accordingly the credit was reflected in other current assets on the consolidated balance sheet for the year ended December 31, 2022.

Research and Development Tax Incentive

The Company is eligible under the AusIndustry Research and Tax Development Tax Incentive Program to obtain a cash amount from the Australian Taxation Office (“ATO”). The tax incentive is available to the Company on the basis of specific criteria with which the Company must comply related to research and development expenditures in Australia. The Company accounts for the grant under ASU No. 2021-10. The Company recognizes the Research and Development Tax Incentive (grant) as it incurs costs eligible for reimbursement under the AusIndustry Research and Tax Development Tax Incentive Program when it is reasonably assured that the grant funding will be received, as evidenced through enrollment in the program and when the applicable conditions under the program have been met. During the years ended December 31, 2022 and 2021, respectively, the Company recorded $0.2 million and $0.6 million, respectively, of research and development tax incentives as contra-research and development expense over the periods in which the Company recognized the eligible research and development activities taking place in Australia.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, which replaces the existing guidance for leases. ASC 842 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASC 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASC 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. The Company adopted ASC 842 using the modified retrospective approach effective January 1, 2022. The Company elected the package of practical expedients which allows entities to not reassess (i) whether an arrangement is or contains a lease, (ii) the classification of its leases, and (iii) the accounting for initial direct costs. Further, the Company elected, by class of underlying asset, the short-term lease exception for leases with terms of twelve months or less. In doing so, the Company did not recognize a lease liability or right-of-use asset on its balance sheets for such short-term leases. Finally, the Company elected, by class of underlying asset, the practical expedient to not separate lease and non-lease components. The impact of adoption is summarized in the table below (in thousands):

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity-classified after modification or exchange. ASU 2021-04 requires an entity to treat a modification or an exchange of a freestanding equity-classified written call option that remains equity-classified after the modification or exchange as an exchange of the original instrument for a new instrument and provides guidance on measuring and recognizing the effect of a modification or an exchange. The Company adopted ASU 2021-04 on January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10. ASU 2021-10 increases the transparency of transactions with the government that are accounted for by applying a grant or contribution accounting model, and it aims to reduce diversity that currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities due to the lack of specific authoritative guidance in GAAP. ASU 2021-10 requires an entity to provide information regarding the nature of the transaction with a government and the related accounting policy used to account for this transaction, the line item on the consolidated balance sheet and consolidated statement of operations and comprehensive loss that are affected by the transaction and the amounts applicable to each financial statement line item, and the significant terms and conditions of the transaction, including commitments and contingencies. The Company adopted ASU 2021-10 on January 1, 2022 using the prospective approach. The adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company on January 1, 2023. The Company does not expect the adoption to have a material effect on the Company's consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$34,059	$34,059	$—	$—
Total cash equivalents	$34,059	$34,059	$—	$—
Available-for-sale securities:
U.S. Treasury securities	$36,246	$—	$36,246	$—
U.S. Agency bonds	22,523	—	22,523	—
U.S. Agency discount notes	11,185	—	11,185	—
Total available-for-sale securities	$69,954	$—	$69,954	$—

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$31,726	$31,726	$—	$—
Total cash equivalents	$31,726	$31,726	$—	$—
Available-for-sale securities:
U.S. Treasury securities	$61,373	$—	$61,373	$—
Corporate debt securities	33,806	—	33,806	—
U.S. Agency bonds	15,114	—	15,114	—
Commercial paper	1,999	—	1,999	—
Total available-for-sale securities	$112,292	$—	$112,292	$—
Available-for-sale securities, long-term:
U.S. Treasury securities	$13,547	$—	$13,547	$—
Total available-for-sale securities, long-term	$13,547	$—	$13,547	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. The Company’s available-for-sale securities were valued based on Level 2 inputs and in determining the fair value the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the years ended December 31, 2022 and 2021, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3.

There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 or 2021.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$36,452	$—	$(206)	$36,246
U.S. Agency bonds	22,550	8	(35)	22,523
U.S. Agency discount notes	11,175	10	—	11,185
Total available-for-sale securities	$70,177	$18	$(241)	$69,954

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$61,450	$—	$(77)	$61,373
Corporate debt securities	33,814	—	(8)	33,806
U.S. Agency bonds	15,123	—	(9)	15,114
Commercial paper	1,999	—	—	1,999
Total available-for-sale securities	$112,386	$—	$(94)	$112,292
Available-for-sale securities, long-term:
U.S. Treasury securities	$13,585	$—	$(38)	$13,547
Total available-for-sale securities, long-term	$13,585	$—	$(38)	$13,547

The Company had 25 investments in available-for-sale securities in an unrealized loss position as of December 31, 2022 with a fair value of $48.1 million. The Company had 43 investments in available-for-sale securities in an unrealized loss position as of December 31, 2021 with a fair value of $120.3 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of December 31, 2022 and 2021, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of December 31, 2022, the Company did not hold any investments that matured beyond one year, and as of December 31, 2021, the Company did not hold any investments that matured beyond five years. During the years ended December 31, 2022 and 2021, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.
5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$7,096	$7,096
Laboratory equipment	3,406	3,339
Computer equipment and software	212	212
Furniture and fixtures	947	947
Construction in progress	40	—
Total property and equipment	11,701	11,594
Accumulated depreciation	(7,175)	(5,983)
Property and equipment, net	$4,526	$5,611

The Company incurred depreciation expense of $1.5 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Accrued research and development expenses	$3,469	$3,152
Accrued compensation and related expenses	2,883	2,932
Accrued professional fees	1,170	380
Other accrued expenses	887	1,035
Equipment financing, current	—	213
	$8,409	$7,712

7. Leases

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

In September 2019, the Company entered into an operating lease under which the Company leased additional office space from a separate third-party tenant under a sublease agreement at its existing facility. Under the terms of the lease agreement, rent payments commenced in December 2019 with base rent in the first lease year of $1.2 million, subject to annual rent escalation over the lease term through January 2027. The sublease is secured by a letter of credit in the amount of $0.3 million.

In January 2020, the Company entered into a sublease agreement to sublease a portion of its existing office and laboratory space to a third-party. The lease term commenced in March 2020 with an original term of 24 months. Annual base rent was $1.1 million for each year during the sublease term. The sublessee was obligated to pay its ratable portion of operating expenses during the sublease term. Subject to the Company’s consent, the sublease provided the sublessee one option to extend for up to one year, subject to a 3.0% rent increase. In May 2021, the sublessee exercised its right to extend the sublease term through October 31, 2022. Pursuant to the extension, base rent was $1.7 million for each year during the extension term. The sublessee provided a security deposit of $0.2 million in cash which was presented as a component of accrued expenses and other current liabilities on the consolidated balance sheet. Payments received under the sublease were recorded as a reduction to rent expense in the consolidated statements of operations and comprehensive loss.

In January 2022, the Company entered into a sublease agreement to sublease an additional portion of its existing office space to a third-party. The lease term commenced in February 2022 with an original term of six months. Base rent over the term amounted to $0.5 million. The sublease granted the sublessee the right to extend for two terms of three months each at the same base rent per month for an additional $0.3 million for each term. In June 2022, the sublessee exercised its first right to extend the sublease term and in September 2022, the sublessee exercised its second right to extend the sublease term. In January 2023, the Company and sublessee amended the sublease agreement to extend the sublease term through May 2023 at the same base rent per month. There is no rent escalation under the amended sublease and there is no option to further extend the term of the sublease agreement. The sublessee prepaid the last month’s rent of $0.1 million, which is presented as a component of accrued expenses and other current liabilities on the consolidated balance sheet. Payments received under the sublease are recorded as a reduction to rent expense in the consolidated statements of operations and comprehensive loss.

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

The components of lease cost for the year ended December 31, 2022 were as follows (in thousands):

Operating lease cost	$2,917
Variable lease cost	782
Short-term lease cost	17
Finance lease cost:
Amortization of right-of-use assets	201
Interest expense on lease liabilities	14
Sublease income	(2,476)
Total lease cost	$1,455

Supplemental cash flow information related to the Company's leases for the year ended December 31, 2022 were as follow (in thousands):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,616
Operating cash flows for finance leases	$14
Financing cash flows for finance leases	$213

Future minimum lease payments under the Company’s noncancelable leases as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$3,705	$19
2024	3,796	—
2025	3,889	—
2026	3,984	—
2027	1,350	—
Total lease payments	16,724	19
Present value adjustment	(2,690)	—
Present value of lease payments	$14,034	$19

As of December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 4.3 years and weighted average incremental borrowing rate of 8.7%. As of December 31, 2022, the Company’s finance lease had a weighted average remaining lease term of 0.1 years and weighted average incremental borrowing rate of 10.0%.

8. Commitments and Contingencies

License Agreement with University of Florida Research Foundation

In October 2020, the Company entered into a license agreement with University of Florida Research Foundation, Incorporated (“UFRF”), which was amended in June 2022, relating to certain patent rights related to compositions and methods for expressing otoferlin (the “UFRF License”). Under the UFRF License, the Company acquired an exclusive, sublicensable, worldwide license to make, have made, use, sell, have sold, and import products covered by the licensed patent rights. Under the UFRF License, UFRF retains the right for itself and any non-profit institution or governmental entity to practice and have practiced certain of the licensed intellectual property rights for research, clinical, and educational purposes. The UFRF License is also subject to pre-existing rights of the U.S. government.

The Company paid UFRF an upfront fee of $0.1 million and agreed to pay UFRF an additional $0.1 million following the issuance of the first patent under the UFRF License. In addition, under the terms of the UFRF License, the Company is required to pay to UFRF certain nominal annual license maintenance fees until the first year in which it sells a licensed product. Under the UFRF License, the Company has agreed to pay UFRF a low single-digit royalty on annual net sales of licensed products. The obligation to pay royalties continues on a licensed-product-by-licensed-product and country-by-country basis until the expiration of the last of the patent rights licensed under the UFRF License. In addition, the Company is obligated to make contingent milestone payments to UFRF totaling up to $0.8 million in the aggregate upon the achievement of certain clinical and regulatory milestones and up to an additional $11.2 million in the aggregate upon the achievement of certain commercial sales milestones, in each case, whether achieved by the Company or its sublicensee. No clinical, regulatory or commercial milestones have been achieved to date. In the event that the Company sublicenses the licensed patent rights, UFRF is also entitled to receive a percentage of the sublicensing revenue received by the Company. Under the UFRF License, the Company is obligated to use commercially reasonable efforts to develop, commercialize and maintain supply of licensed product. The Company also agreed to meet specified development, regulatory and commercialization milestones for the licensed patent rights by specified dates, subject to extensions that may be granted by UFRF under certain circumstances. UFRF has the right to terminate the license if the Company fails to perform its diligence obligations.

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

All payments made to UFRF have been expensed as research and development expenses in the consolidated statements of operations and comprehensive loss. The consolidated financial statements as of December 31, 2022 and 2021 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

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

The Company paid to UCSF a nominal upfront fee and agreed to pay UCSF an additional nominal fee following the issuance of the first patent under the UCSF License. In addition, under the terms of the UCSF License, the Company is required to pay to UCSF certain nominal annual license maintenance fees unless the Company is selling or otherwise exploiting licensed products or services paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, the Company agreed to pay UCSF low single-digit royalties on annual net sales of licensed products and services. The Company’s obligation to pay royalties continues until the expiration or abandonment of the last of the patent rights licensed under the UCSF License. In addition, the Company is obligated to make contingent milestone payments to UCSF totaling up to $0.5 million upon the achievement of certain regulatory milestones and up to $5.0 million upon the achievement of certain commercial sales milestones whether achieved by the Company or its sublicensee. No regulatory or commercial milestones have been achieved to date. In the event that the Company sublicenses the licensed patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by the Company.

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

All payments made to UCSF have been expensed as research and development expenses in the consolidated statements of operations and comprehensive loss. The consolidated financial statements as of December 31, 2022 and 2021 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

License Agreement with The Curators of the University of Missouri

In August 2019, the Company entered into a license agreement with The Curators of the University of Missouri (the “University of Missouri”), which was amended in February 2021 and May 2022, relating to certain patent rights related to the AAV vectors it is using in the gene therapies the Company is developing for congenital, monogenic hearing loss due to an otoferlin deficiency and due to a deficiency in another specified gene, which is referred to collectively as the University of Missouri License.

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

The Company paid to the University of Missouri a $0.1 million upfront fee and agreed to pay the University of Missouri a nominal annual license maintenance fee. In addition, the Company agreed to pay to the University of Missouri a low single-digit royalty on annual net sales of licensed products sold regardless of where such licensed products are manufactured and an additional low single-digit royalty on annual net sales of licensed products that are sold outside of the United States but manufactured within the United States, with a specified minimum annual royalty requirement. The Company’s obligation to pay royalties continues until the expiration or abandonment of the last of the patent rights licensed under the University of Missouri License. In addition, the Company is obligated to make milestone payments on a licensed-product-by-licensed-product basis to the University of Missouri totaling up to $0.8 million in the aggregate upon the achievement of certain development and regulatory milestones and up to $13.1 million in the aggregate upon the achievement of certain commercial sales milestones, whether achieved by the Company or its sublicensee. During the year ended December 31, 2022 the Company achieved and paid less than $0.1 million with respect to a regulatory milestone related to the Company’s submission of an investigational new drug application (“IND”), for the Company's lead developmental gene therapy, DB-OTO. In the event that the Company sublicenses the licensed patent rights, the University of Missouri is also entitled to receive a tiered percentage of the sublicensing revenue received by the Company, which varies depending on the stage of development at which the Company enters into such sublicense.

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

All payments made to the University of Missouri have been expensed as research and development expenses in the consolidated statements of operations and comprehensive loss. The consolidated financial statements as of December 31, 2022 and 2021 do not include liabilities with respect to this license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not probable.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings as part of its ordinary course of business. As of December 31, 2022, the Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

9. Stockholders' Equity

As of December 31, 2022 and 2021, the Company’s Certificate of Incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share.

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

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	December 31,
	2022	2021
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,155,577	2,540,963
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	1,320,800	496,500
Shares reserved for vesting of restricted stock units granted under the 2021 Stock Incentive Plan	219,742	—
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,561,034	1,221,593
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	815,556	566,037
Total shares of common stock reserved	6,072,709	4,825,093

At-the-market equity offering program

In March 2022, the Company filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which, from time to time, the Company may offer and sell shares of its common stock. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Jefferies is entitled to compensation at a rate equal to 3.0% of the gross proceeds from any shares of common stock sold under the Sales Agreement. In August 2022, the Company filed a prospectus supplement under its universal shelf registration for the offer and sale of shares of its common stock having an aggregate offering price up to $50.0 million pursuant to the Sales Agreement. As of December 31, 2022, the Company had not sold any shares of common stock pursuant to the Sales Agreement. Subsequent to December 31, 2022, the Company issued and sold a total of 50,482 shares under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by the Company.

10. Convertible Preferred Stock

Immediately prior to the closing of its IPO, the Company had an aggregate of 155,398,078 shares of convertible preferred stock issued and outstanding which automatically converted into 16,662,011 shares of common stock upon the closing of its IPO. During the year ended December 31, 2021, in the period prior to the Company’s IPO, $2.3 million of cumulative dividends were accrued and unpaid on the Company’s convertible preferred stock. In connection with the completion of the Company’s IPO and the conversion of the outstanding convertible preferred stock into common stock, the $2.3 million of accrued and unpaid dividends were eliminated. Subsequent to the closing of the Company’s IPO, no shares of convertible preferred stock were issued or outstanding, and no dividends were accrued.

11. Stock-Based Compensation

2021 Stock Incentive Plan

In connection with its IPO, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on February 11, 2021. The 2021 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to Company’s officers, employees, directors and other key persons (including consultants). The number of shares reserved for issuance under the 2021 Plan will be cumulatively increased each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. As of December 31, 2021, there were 1,718,093 shares of common stock authorized for issuance under the 2021 Plan and on January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 998,079 shares. As of December 31, 2022, 1,540,542 shares were reserved for outstanding awards granted under the 2021 Plan and 1,561,034 shares remained available for issuance.

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

2015 Stock Incentive Plan

Prior to the effective date of the 2021 Plan, the Company granted equity awards to eligible employees, officers, directors, consultants and advisors under the 2015 Stock Incentive Plan (the “2015 Plan”). Subsequent to the effective date of the 2021 Plan, no further awards can be made under the 2015 Plan; however, awards outstanding under the 2015 Plan continue to be governed by the 2015 Plan. As of December 31, 2022, there were 2,155,577 shares reserved for outstanding awards granted under the 2015 Plan and no shares remained available for issuance.

As of the effective date of the 2021 Plan, the Company will not grant any further awards under the 2015 Plan. Shares that expire, are terminated, repurchased, surrendered or canceled under the 2015 Plan and the 2021 Plan without having been fully exercised are available for future awards under the 2021 Plan.

2021 Employee Stock Purchase Plan

In connection with its IPO, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which was amended and restated in October 2022. Under the 2021 ESPP, eligible employees are able to purchase shares of common stock at a specified discount. As of December 31, 2021, there were 566,037 shares of common stock authorized for issuance under the 2021 ESPP. On January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 ESPP automatically increased by 249,519 shares. As of December 31, 2022, no shares have been issued under the 2021 ESPP and as such, 815,556 shares remained available for issuance under the 2021 ESPP.

Restricted Stock Awards

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	12,537	$24.79
Vested	(12,519)	24.80
Canceled/Forfeited	(18)	15.37
Unvested as of December 31, 2022	—	$—

No restricted stock awards were issued during the years ended December 31, 2022 or 2021.

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2022 and 2021 was $0.3 million and $0.6 million, respectively.

As of December 31, 2022, there was no unrecognized compensation cost related to any unvested restricted stock awards.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	313,185	3.50
Vested	—	—
Canceled/Forfeited	(93,443)	3.50
Unvested as of December 31, 2022	219,742	$3.50

The Company has granted RSUs to certain of its employees under the 2021 Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock. All restricted stock units outstanding as of December 31, 2022 will vest, if at all, upon the achievement of specified development milestones associated with the Company’s DB-OTO program, provided the applicable employee remains continuously employed with the Company on the vesting date. Upon vesting, shares of the Company’s common stock will be delivered to the employee, subject to the payment of applicable withholding taxes.

As of December 31, 2022, total unrecognized compensation cost related to the unvested restricted stock units was approximately $0.8 million, which will not be recognized until it becomes probable that the performance conditions will be met.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2021	3,037,463	$5.34	8.9	$629
Granted	1,075,200
Exercised	—
Cancelled/forfeited	(636,286)
Outstanding as of December 31, 2022	3,476,377	$4.76	7.4	$255
Exercisable as of December 31, 2022	1,671,073	$5.13	6.6	$—
Vested and expected to vest as of December 31, 2022	3,476,377	$4.76	7.4	$255

The Company estimated the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.63 - 4.26%	0.82 - 1.34%
Expected annual dividend yield	0.00%	0.00%
Expected stock price volatility	86.7 - 94.1%	85.4 - 89.3%
Expected term (in years)	5.5 - 6.1	5.0 - 6.1

The weighted-average grant date fair value per share of options granted during the year ended December 31, 2022 and 2021 was $2.49 and $6.99, respectively. There were no options exercised during the year ended December 31, 2022. The intrinsic value of options exercised during the year ended December 31, 2021 was $0.2 million. As of December 31, 2022, total unrecognized compensation cost related to the unvested stock options was approximately $5.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,433	$1,237
General and administrative	1,767	1,580
Total stock-based compensation expense	$3,200	$2,817

No related income tax benefits were recorded during the years ended December 31, 2022 or 2021.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(63,005)	$(51,823)
Cumulative dividends on convertible preferred stock	—	(2,309)
Net loss attributable to common stockholders	$(63,005)	$(54,132)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	24,960,008	21,733,960

Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(2.49)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end, that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Outstanding stock options	3,476,377	3,037,463
Unvested restricted stock units	219,742	—
Unvested restricted stock awards	—	12,537
Total	3,696,119	3,050,000

13. License and Collaboration Agreement with Regeneron

Agreement Overview

In November 2017, the Company entered into the Regeneron Agreement. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its first option to extend the term of the research program through November 2023. Pursuant to the Regeneron Agreement, during the research term, the Company has established research plans that specify the activities each party undertakes with respect to the discovery or development of therapies directed to specific collaboration targets, which are referred to as collaboration products. Each party is responsible for its own respective costs and has agreed to use commercially reasonable efforts to complete the activities as designated in the agreed-upon research plan. Additional collaboration targets may be added to the Regeneron Agreement by mutual consent or if they arise from certain novel target identification activities conducted under the Regeneron Agreement and achieve mutually agreed validation criteria. The Company is primarily responsible for the direction and conduct of the research program. Regeneron is primarily responsible for the contribution of various technologies and expertise of its own as well as contribution of employees and research services. A joint research committee oversees the research program.

A joint product committee oversees development and commercialization of a collaboration product following IND acceptance for such collaboration product. As between the parties, the Company is solely responsible for developing and commercializing collaboration products in the field of hearing loss and balance disorders. The Company has an obligation to use commercially reasonable efforts to develop and commercialize such collaboration products in the field. During the term of the Regeneron Agreement, neither the Company nor Regeneron may develop or commercialize any products directed to collaboration targets in the field of treatment and prevention of disease involving loss of hearing or balance, other than pursuant to the Regeneron Agreement.

Pursuant to the Regeneron Agreement, Regeneron paid an upfront non-reimbursable fee of $25.0 million and purchased 12,500,000 shares of Series B Preferred Stock at price per share of $2.00 (see Note 10). If Regeneron elects to extend the term of the research program, it will be obligated to pay $10.0 million for each one-year extension. In addition to the upfront payment, the Company is eligible to receive additional milestones through a Phase 2 clinical trial of up to $35.5 million in the aggregate if the collaboration product is a biologic or up to $33.5 million in the aggregate if the collaboration product is a small molecule. Regeneron contributions are intended to reflect approximately half of the total costs needed to complete a Phase 2 clinical trial. From and after the initiation of a registration enabling trial, unless Regeneron decides to opt-out, the Company has agreed to split development and regulatory costs with Regeneron on an equal basis through the registration enabling trials.

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

In October 2020, the Company and Regeneron entered into an amendment to the Regeneron Agreement (the “First Amendment”) pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. In connection with the First Amendment, the Company issued 10,000,000 shares of Series C Preferred Stock to Regeneron in consideration for its entry into the First Amendment. For the DB-OTO program, the Company also committed to utilize a specified level of research personnel in the program. In addition, upon certain suspensions of development activities for a specified period of time, or if the Company fails to invest specified levels of committed resources to the DB-OTO program, Regeneron would have certain remedies, including the ability to obtain control over further development and commercialization of DB-OTO and AAV.103, subject to payments to the Company to be negotiated, and the ability to terminate its obligations to the Company with respect to other collaboration products. Pursuant to the First Amendment, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment is creditable against the milestone associated with the initiation of manufacturing to support GLP toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to IND-enabling studies for DB-OTO as such costs are incurred, and the Company agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, for DB-ATO, the Company agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

In November 2021, Regeneron elected to extend the research term of the collaboration. The research term was extended to November 15, 2023 and Regeneron paid the Company an extension fee of $10.0 million. As of December 31, 2022, there was no unbilled accounts receivable to the Company. As of December 31, 2021, the Company had an unbilled accounts receivable of $11.4 million related to the remaining balance of reimbursable third-party costs of $1.4 million for IND-enabling studies for DB-OTO and $10.0 million related to the extension fee resulting from Regeneron exercising its right to extend the research term. Through December 31, 2022, the Company had received an aggregate of $5.5 million in milestone payments from Regeneron pursuant to the collaboration. As of December 31, 2022, the next milestone that the Company was eligible to receive was in relation to the initiation of manufacturing for its AAV.103 program or the initiation of a Phase 1 clinical trial of DB-OTO. In February 2023, the Company entered into a second amendment to the Regeneron Agreement to provide for accelerated milestone payments by Regeneron to the Company for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103 (see Note 17).

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

The Company viewed the non-refundable upfront $25.0 million payment as reimbursement of the Company’s costs under the agreement which were accounted for as research and development expenses in the Company’s consolidated statement of operations and comprehensive loss. Further, while Regeneron is a related party (see Note 16), there was no presumption that the Company would reimburse Regeneron for the upfront payment as the amounts represented a reimbursement for research and development costs incurred and there were no terms or conditions that would require repayment. As such, the upfront payment is being recognized as a reduction to research and development expense (contra-research and development expense) in the Company’s consolidated statements of operations and comprehensive loss based on the Company’s progress towards completion of its research activities under the research plan.

Consideration to be received from Regeneron relating to the DB-OTO clinical development milestones will begin to be recognized over time once the achievement of each clinical development milestone is deemed probable. Consideration will be measured using an input method based on costs incurred to date relative to total cost. The Company's promised services are the development services under the development plan through a registration-enabling study or submission of a marketing authorization application. All development services are considered a single performance obligation being performed under the development plan. The Company will continue to monitor the likelihood of achievement of each clinical development milestone and will remove the respective constraints when achievement is deemed probable. The Company will recognize a cumulative catch-up adjustment when the constraint is removed, which will be calculated as the respective milestone payment multiplied by the measure of progress at that time.

First Amended Agreement

The Company concluded that both the Company and Regeneron remain active participants in the research and development activities under the First Amended Agreement, both parties remain exposed to significant financial risks and rewards dependent upon the commercial success of such activities, and Regeneron does not meet the definition of a customer under ASC 606. Specifically, Regeneron did not receive in the Amended Agreement, and continued to not have an option to receive, a development and commercialization license from the Company for any collaboration products. Therefore, Regeneron continues to not have the right to develop and commercialize any of the intellectual property developed under the Amended Agreement. Accordingly, the Company concluded the Amended Agreement is within the scope of ASC 808 and the Company continues to apply ASC 606 by analogy to account for the Amended Agreement.

As such, the Company analogized to the contract modification guidance in ASC 606 to account for the scope and pricing changes contained in the Amended Agreement. The Company concluded the performance obligation under the Amended Agreement, continues to be a single performance obligation and the remaining services under the Amended Agreement are not distinct from those already provided. Therefore, the Company accounted for the modification by updating the transaction price and measure of progress prospectively with a cumulative catch-up entry recorded as of the effective date of the Amended Agreement. As of December 31, 2022, the transaction price of $46.9 million consists of (i) $25.0 million received upfront, (ii) $0.3 million received to fund the ongoing research plan, (iii) $5.5 million of aggregate milestones achieved, (iv) $10.5 million in reimbursements for third-party costs related to IND-enabling studies for DB-OTO, and (v) $10.0 million as consideration for Regeneron’s election to extend the research term, partially offset by the fair value of the Series C convertible preferred stock issued to Regeneron of approximately $4.4 million. The Company concluded the issuance of Series C Preferred Stock should be accounted for consistent with consideration paid to a customer and is therefore a reduction of the transaction price under the Amended Agreement.

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

The Company recognized $8.4 million and $11.0 million of contra-research and development expense for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there was $9.4 million and $8.1 million of deferred collaboration liability classified in current liabilities, respectively, and $6.8 million and $16.4 million of deferred collaboration liability classified in long-term liabilities, respectively.

14. Employee Retirement/Savings Plan

The Company maintains an employee retirement/savings plan (the “Retirement Plan”) that permits participants to make tax-deferred contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. For the years ended December 31, 2022 and 2021 the Company provided a matching contribution to the Retirement Plan based on a match formula of 100% up to 3%, and 50% of the next 2% or a maximum match of 4%. The Company made matching contributions of $0.5 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

15. Income Taxes

During the year ended December 31, 2022, the Company recorded $0.2 million of income tax expense, primarily related to the recording of income tax expense for the Company’s Australian subsidiary. During the year ended December 31, 2021, the Company recorded $1.8 million of income tax expense, which was primarily driven by the recording of an uncertain tax position and additional income tax expense for the Australian subsidiary. For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(62,859)	$(50,825)
Foreign	94	799
Loss before income taxes	$(62,765)	$(50,026)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	13	—
Foreign	227	1,797
Total Current	240	1,797
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Loss before income taxes	$240	$1,797

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State taxes, net	5.9	5.8
Foreign taxes	—	(0.5)
Change in valuation allowance	(28.6)	(27.2)
Research and development tax credits	3.2	0.7
Rate differential on foreign operations	—	(0.1)
Stock compensation	(0.9)	(0.5)
Uncertain Tax Position	—	(2.9)
Permanent differences	(0.5)	0.1
Other	(0.5)	—
Effective income tax rate	(0.4)%	(3.6)%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$59,068	$53,075
Research and development and other credits	3,835	1,840
Lease liability	3,800	—
Capitalized research and development expenses	9,998	—
Deferred rent and lease incentive obligation	—	1,321
Accrued expenses and other	1,428	1,551
Total gross deferred tax assets	78,129	57,787
Valuation allowance	(74,926)	(57,013)
Total deferred tax assets	$3,203	$774
Deferred tax liabilities:
Right of use assets	(2,679)	—
Depreciation of fixed assets	(524)	(774)
Total deferred tax liabilities	$(3,203)	$(774)
Net deferred taxes	$—	$—

The Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2022 and 2021. Management considered the Company’s cumulative net losses and concluded as of December 31, 2022 and 2021 that it was more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2022 and 2021.

Changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance at beginning of the year	$57,013	$44,305
Increases recorded to income tax provision	17,913	12,708
Valuation allowance at end of year	$74,926	$57,013

Subject to the limitations described below, as of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards of approximately $217.9 million and $196.3 million, respectively, to offset future federal taxable income. Federal net operating losses of $41.7 million will expire beginning in 2033. As of December 31, 2022, the Company had net operating losses of $176.2 million which had an indefinite life. As of December 31, 2022 and 2021, the Company had state net operating loss carryforwards of approximately $210.5 million and $187.9 million, respectively, to offset future state taxable income, which will begin to expire in 2035.

Subject to the limitations described below, at December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of $1.9 million and $1.2 million, respectively, which expire beginning in 2033. The Company also had $1.3 million of Orphan Drug credit carryforwards, which expire beginning in 2043. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of $0.9 million and $0.8 million, respectively, which expire beginning in 2032. The Company has generated federal and state research and development credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

As of December 31, 2022, the Company had $1.6 million of gross unrecognized tax benefits, of which $1.4 million would affect income tax expense if recognized, before consideration of the Company’s valuation allowance. As of December 31, 2022, the gross unrecognized tax benefits included $0.2 million of deferred tax asset previously offset by a full valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes both interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company has accrued penalties and provisions for interest of $0.5 million and $0.4 million as of December 21, 2022 and 2021, respectively.

A reconciliation of the gross unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Unrecognized tax benefits at the beginning of the period	$2,084	$—
Increases for current tax positions	—	2,084
Reductions related to previous tax positions	(85)	—
Reductions related to translation adjustments	(369)	—
Unrecognized tax benefits at the end of the period	$1,630	$2,084

16. Related Party Transactions

As of December 31, 2022, Regeneron held 2,097,314 shares of common stock, approximately 8.4% of common stock outstanding as of that date. During the years ended December 31, 2022 and 2021, the Company recognized $8.4 million and $11.0 million as a reduction to research and development expense (contra-research and development) based on progress towards completion of its research activities under the research plan for its license and collaboration agreement with Regeneron in its consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company had no unbilled accounts receivables due from Regeneron. As of December 31, 2021, the Company had $11.4 million of unbilled accounts receivables due from Regeneron (see Note 13). As of December 31, 2022 and 2021, the Company did not have any amounts due to Regeneron.

For the years ended December 31, 2022 and 2021, the Company recorded no expenses and $0.2 million of expenses, respectively, relating to consulting services provided by an entity affiliated with a stockholder of the Company and a member of the Company’s Board of Directors. The Company terminated this arrangement effective December 31, 2021. As of December 31, 2022, the Company had no further amounts due to this entity. As of December 31, 2021, the Company had $0.2 million due to this entity, which was subsequently paid during the three months ended March 31, 2022.

17. Subsequent Events

The Company considers events and transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements for potential recognition or disclosure in the consolidated financial statements.

In February 2023, the Company entered into a second amendment with Regeneron to provide for accelerated development milestone payments by Regeneron to the Company for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

Subsequent to December 31, 2022, the Company issued and sold a total of 50,482 shares under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by the Company.

On Friday, March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced that Silicon Valley Bank (“SVB”) was closed and that the FDIC was appointed as receiver. As of March 10, 2023, the Company had three cash deposit accounts at SVB, each with a balance less than or equal to $250,000. The Company also had, as of March 10, 2023, approximately $4.0 million in a money market account at a separate independent financial institution for which SVB acted solely as custodian. The Company’s other cash resources are held in custody accounts at separate independent financial institutions. On Sunday March 12, 2023, the Secretary of the Treasury, the Federal Reserve Board Chair and the FDIC Chairman issued a joint statement announcing the approval of actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. The Company will continue to monitor this evolving situation and is evaluating alternative commercial banking options.