Form 10-Q
period 2023-03-31
Decibel Therapeutics, Inc.
filed 2023-05-15
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 25,014,984 shares of common stock, $0.001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factor Summary” below and in Part II, Item 1A, “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

1

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

2

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe to be the principal risks facing our business, in addition to the risks described more fully in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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
•
Since our cash, cash equivalents and available-for-sale securities as of March 31, 2023 are not sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report, there is substantial doubt about our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$38,065	$34,607
Available-for-sale securities	49,876	69,954
Accounts receivable from related party	4,400	—
Prepaid expenses and other current assets	3,527	3,469
Total current assets	95,868	108,030
Property and equipment, net	4,253	4,526
Right-of-use asset, operating	9,409	9,859
Right-of-use asset, finance	—	34
Other assets	924	924
Total assets	$110,454	$123,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,278	$1,064
Accrued expenses and other current liabilities	7,603	8,409
Deferred collaboration liability, current	10,710	9,383
Operating lease liability, current	3,588	3,567
Finance lease liability, current	—	19
Total current liabilities	23,179	22,442
Long-term liabilities:
Deferred collaboration liability, long-term	5,716	6,765
Operating lease liability, long-term	9,810	10,467
Other long-term liabilities	1,905	1,906
Total liabilities	40,610	41,580
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 25,014,984 shares issued and outstanding at March 31, 2023; 200,000,000 shares authorized, 24,964,502 shares issued and outstanding at December 31, 2022	25	25
Additional paid-in capital	360,701	359,508
Accumulated other comprehensive loss	(61)	(223)
Accumulated deficit	(290,821)	(277,517)
Total stockholders’ equity	69,844	81,793
Total liabilities and stockholders’ equity	$110,454	$123,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED conSOLIDATED Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$7,934	$7,466
General and administrative	6,187	6,553
Total operating expenses	14,121	14,019
Loss from operations	(14,121)	(14,019)
Other income:
Interest income	878	63
Total other income, net	878	63
Net loss before provision for income taxes	(13,243)	(13,956)
Provision for income taxes	(61)	(60)
Net loss	$(13,304)	$(14,016)
Net loss per share, basic and diluted	$(0.53)	$(0.56)
Weighted average shares of common stock outstanding, basic and diluted	24,989,259	24,955,165

Comprehensive loss:
Net loss	$(13,304)	$(14,016)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	162	(395)
Total other comprehensive income (loss)	162	(395)
Comprehensive loss	$(13,142)	$(14,411)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED Statements of Stockholders’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	24,951,983	$25	$356,308	$(132)	$(214,512)	$141,689
Vesting of restricted common stock	4,573	—	—	—	—	—
Stock-based compensation expense	—	—	842	—	—	842
Unrealized loss on available-for-sale securities	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	(14,016)	(14,016)
Balance at March 31, 2022	24,956,556	$25	$357,150	$(527)	$(228,528)	$128,120

Balance at December 31, 2022	24,964,502	$25	$359,508	$(223)	$(277,517)	$81,793
Stock-based compensation expense	—	—	977	—	—	977
Issuance of common stock, net of issuance costs of less than $0.1 million	50,482	—	216	—	—	216
Unrealized gain on available-for-sale securities	—	—	—	162	—	162
Net loss	—	—	—	—	(13,304)	(13,304)
Balance at March 31, 2023	25,014,984	$25	$360,701	$(61)	$(290,821)	$69,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

CONDENSED CONSOLIDATED Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(13,304)	$(14,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	977	842
Depreciation	340	367
Non-cash lease expense	484	420
(Accretion)/Amortization of available-for-sale securities	(343)	297
Changes in operating assets and liabilities:
Accounts receivable from related party	(4,400)	1,402
Prepaid expenses and other current assets	(58)	(2,763)
Accounts payable	394	(2,801)
Accrued expenses and other current liabilities	(787)	(2,171)
Deferred collaboration liability	278	(3,001)
Operating lease liability	(636)	(561)
Other long-term liabilities	(1)	(22)
Net cash used in operating activities	(17,056)	(22,007)
Investing activities
Purchases of available-for-sale securities	(2,917)	(39,250)
Proceeds from maturities and redemptions of available-for-sale securities	23,500	35,735
Purchases of property and equipment	(266)	(101)
Net cash provided by (used in) investing activities	20,317	(3,616)
Financing activities
Proceeds from equity offerings, net of issuance costs	216	—
Principal payments on finance lease liability	(19)	(52)
Net cash provided by (used in) financing activities	197	(52)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,458	(25,675)
Cash, cash equivalents and restricted cash at beginning of period	35,569	37,583
Cash, cash equivalents and restricted cash at end of period	$39,027	$11,908
Supplemental disclosure of non-cash activities:
Operating lease right-of-use asset recognized upon adoption of ASC 842	$—	$11,485

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

The Company is leveraging its platform to advance its pipeline of gene therapy product candidates and programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders. The Company is developing its lead gene therapy product candidate, DB-OTO, to provide durable, high quality, physiological hearing to individuals with profound, congenital hearing loss caused by mutations of the otoferlin gene. In addition to DB-OTO, the Company is advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2 gene, AAV.104 to restore hearing in individuals with mutations in the stereocilin gene and AAV.105 to restore hearing in individuals with another single gene mutation. The Company also has gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to its gene therapy programs, the Company is developing DB-020 for the prevention of cisplatin-induced hearing loss.

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

The COVID-19 pandemic has, and other pandemics may in the future, disrupt the Company’s ability to initiate and complete preclinical studies and clinical trials, disrupt regulatory activities, disrupt the Company’s manufacturing and supply chain activities or have other adverse effects on the Company’s business and operations. In addition, such pandemics may adversely impact economies worldwide, which could have an adverse impact on the Company’s business, operations and ability to raise capital.

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of March 31, 2023, the Company had an accumulated deficit of $290.8 million. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to invest significantly in the research and development of its product candidates, preclinical and clinical development and its platform.

As of March 31, 2023, the Company had $87.9 million of cash, cash equivalents and available-for-sale securities which may not be sufficient to fund its operations for at least twelve months from the date of issuance of these condensed consolidated financial statements which raises substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has plans in place to mitigate this risk, which primarily consist of pursuing additional funding through the sale of equity, debt financings or other capital sources, including collaborations with other third parties, as well as by reducing cash expenditures. There is no guarantee that the Company will be successful in these mitigation efforts. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and ASUs of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Decibel Securities Corporation and Decibel Therapeutics Australia Pty. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The financial data and other information contained in the notes thereto as of and for the three months ended March 31, 2023 and 2022 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2022 were derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto.

The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the estimated cost to perform research which is an input into the measurement of research and development expenses recognized under the Company’s license and collaboration agreement (the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) as described below, the accrual of research and development expenses, stock-based compensation expenses, leases and income taxes. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are mainly comprised of money market accounts invested in U.S. Treasury securities and agency bonds.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$38,065	$10,780
Restricted cash, current	38	—
Restricted cash, long-term	924	1,128
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$39,027	$11,908

Available-For-Sale Securities

The Company classifies all of its investments as available-for-sale securities and reports them at fair market value using quoted prices in active markets for similar securities. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included as a component of other income within the condensed consolidated statements of operations and comprehensive loss.

The Company assesses its available-for-sale securities under the available-for-sale security impairment model in ASU 2016-13 (as defined below) as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss for its available-for-sale securities. The Company records credit losses for its available-for-sale securities in the condensed consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities. Declines in fair value below carrying value attributable to non-credit related factors are recorded as accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Accrued interest receivable related to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and was $0.3 million as of March 31, 2023. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write-offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its available-for-sale securities.

The Company classifies its available-for-sale securities as current assets on the condensed consolidated balance sheets if they mature within one year from the balance sheet date, and long-term available-for-sale securities if they mature longer than one year from the balance sheet date.

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

The Company issues equity awards with service-based and performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. Compensation expense related to awards to employees, directors and non-employees with performance-based vesting conditions is recognized when it becomes probable that the performance conditions will be met using the accelerated attribution method. The Company has no awards with market-based conditions. The Company recognizes forfeitures as they occur. Compensation expense for discounted purchases under the Company's employee stock purchase plan is measured using the Black-Scholes model to compute the fair value of the look-back provision plus the purchase discount, and is recognized as compensation expense over the applicable offering period.

The Company classifies stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

The Company determines the fair value of restricted stock and RSU awards in reference to the fair value of its common stock less any applicable purchase price. The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of its common stock, (ii) the expected term of the award, (iii) the risk-free interest rate, (iv) expected dividends and (v) the fair value of its common stock. Due to the lack of a public market for the trading of the Company’s common stock prior to the completion of its initial public offering in February 2021 (the “IPO”) and a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatilities of a representative group of publicly traded companies. For these analyses, the Company selects companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of its stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company estimates the expected term of its stock options granted to employees and directors using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is assumed to be zero, as the Company has no current plans to pay any dividends on its common stock. The Company has elected to use the expected term for stock options granted to non-employees, using the simplified method, as the basis for the expected term assumption. However, the Company may elect to use either the contractual term or the expected term for stock options granted to non-employees on an award-by-award basis.

The fair value of the common stock underlying the Company's stock-based awards is determined based on the trading price of its common stock on the Nasdaq Global Select Market on the date of grant.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extended and expanded the employee retention credit, previously enacted under the CARES Act, through December 31, 2021.

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

The Company accounts for the credit under ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. During the year ended December 31, 2021, the Company recorded an employee retention credit of $0.9 million upon completion of an analysis providing reasonable assurance that it met the conditions set forth in the CARES Act and it was reasonably assured that it would receive the employee retention credit. The employee retention credit was recorded as an offset to research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified during the year ended December 31, 2021. No such additional amounts were recorded during the three months ended March 31, 2023 or the year ended December 31, 2022. The credit was reflected in other current assets on the Company’s condensed consolidated balance sheet as of December 31, 2022. The cash payments related to the credit were received in January 2023.

Accounts Receivable, net

The Company records accounts receivable for amounts invoiced to a collaborator, for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company estimates an allowance for credit losses for its accounts receivable based on the creditworthiness of its collaborator, current economic conditions and future economic conditions, as may be applicable. If a receivable is deemed to be uncollectible, the balance is charged against the allowance. As of March 31, 2023 and December 31, 2022, no allowance was recorded. The Company believes the credit risk associated with its collaborator is not significant. Accounts receivable and unbilled accounts receivable are presented in accounts receivable from related party on the condensed consolidated balance sheets.

Recently Adopted and Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

Refer to Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the Company’s summary of recently issued accounting pronouncements that have not yet been adopted.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$34,655	$34,655	$—	$—
U.S. Agency discount notes	2,991	—	2,991	—
Total cash equivalents	$37,646	$34,655	$2,991	$—
Available-for-sale securities:
U.S. Agency bonds	$24,649	$—	$24,649	$—
U.S. Treasury securities	12,942	—	12,942	—
U.S. Agency discount notes	12,285	—	12,285	—
Total available-for-sale securities	$49,876	$—	$49,876	$—

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$34,059	$34,059	$—	$—
Total cash equivalents	$34,059	$34,059	$—	$—
Available-for-sale securities:
U.S. Treasury securities	$36,246	$—	$36,246	$—
U.S. Agency bonds	22,523	—	22,523	—
U.S. Agency discount notes	11,185	—	11,185	—
Total available-for-sale securities	$69,954	$—	$69,954	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. The Company’s available-for-sale securities were valued based on Level 2 inputs and in determining the fair value the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3.

There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 or December 31, 2022.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Agency bonds	$24,670	$5	$(26)	$24,649
U.S. Treasury securities	12,980	—	(38)	12,942
U.S. Agency discount notes	12,287	1	(3)	12,285
Total available-for-sale securities	$49,937	$6	$(67)	$49,876

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$36,452	$—	$(206)	$36,246
U.S. Agency bonds	22,550	8	(35)	22,523
U.S. Agency discount notes	11,175	10	—	11,185
Total available-for-sale securities	$70,177	$18	$(241)	$69,954

The Company had 15 investments in available-for-sale securities in an unrealized loss position as of March 31, 2023 with a fair value of $32.1 million. The Company had 25 investments in available-for-sale securities in an unrealized loss position as of December 31, 2022 with a fair value of $48.1 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. The Company considered the risk-profile of the counterparties under ASU 2016-13, noting that any credit risk associated with such entities is either zero or near zero.

As of March 31, 2023 and December 31, 2022, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of March 31, 2023 and December 31, 2022, the Company did not hold any investments that matured beyond one year. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

5. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expense	$3,748	$3,469
Accrued compensation and related expenses	1,603	2,883
Accrued professional fees	1,293	1,170
Other accrued expenses	959	887
	$7,603	$8,409

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

In January 2020, the Company entered into a sublease agreement to sublease a portion of its existing office and laboratory space to a third-party. The lease term commenced in March 2020 with an original term of 24 months. Annual base rent was $1.1 million for each year during the sublease term. The sublessee was obligated to pay its ratable portion of operating expenses during the sublease term. Subject to the Company’s consent, the sublease provided the sublessee one option to extend for up to one year, subject to a 3.0% rent increase. In May 2021, the sublessee exercised its right to extend the sublease term through October 31, 2022. Pursuant to the extension, base rent and other costs were $1.7 million for each year during the extension term. The sublessee provided a security deposit of $0.2 million in cash which was presented as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet. Payments received under the sublease were recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive loss.

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

Finance Leases

In July 2020, the Company entered into a financing transaction with a third-party leasing company, which ended in January 2023. Pursuant to the transaction, the Company transferred title and interest in certain laboratory equipment to the third party in exchange for a one-time cash payment of $0.5 million and agreed to lease the laboratory equipment back from the third party for $0.2 million per year for 2.5 years. The Company concluded the lease was a capital lease under FASB ASC 840, Leases and a finance lease after the Company’s adoption of ASU No. 2016-02, Leases (Topic 842).

The components of total lease cost for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$729	$729
Variable lease cost	201	195
Short-term lease cost	20	5
Finance lease cost:
Amortization of right-of-use assets	34	51
Interest expense on lease liabilities	—	5
Sublease income	(237)	(641)
Total lease cost	$747	$344

Supplemental cash flow information related to the Company's leases for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	915	895
Operating cash flows for finance leases	—	5
Financing cash flows for finance leases	19	52

Future minimum lease payments under the Company’s noncancelable leases as of March 31, 2023 were as follows (in thousands):

Operating Leases
2023 (excluding the three months ended March 31, 2023)	2,790
2024	3,796
2025	3,889
2026	3,984
2027	1,350
Total lease payments	15,809
Present value adjustment	(2,411)
Present value of lease payments	$13,398

As of March 31, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 4.1 years and 4.3 years, respectively, and a weighted average incremental borrowing rate of 8.7% as of the end of each reporting period. As of March 31, 2023, the Company’s finance lease had concluded and therefore had no weighted average remaining lease term. As of December 31, 2022, the Company’s finance lease had a weighted average remaining lease term of 0.1 years and weighted average incremental borrowing rate of 10.0%.

7. Commitments and Contingencies

License Agreements

The Company is a party to a number of license agreements related to certain patent rights used in developing its product candidates. Under such license agreements, the Company paid nominal upfront fees and is obligated to pay certain nominal annual license maintenance fees. The Company is also obligated to make certain payments based on specified clinical and regulatory milestones and royalty payments based on sales volume and milestones. The Company may terminate these agreements by providing prior written notice to the respective counterparty. Refer to Note 8 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

During the three months ended March 31, 2023, the Company recorded less than $0.1 million to a license counterparty with respect to the amendment of a license agreement, which is also reflected as an accrued expense on the condensed consolidated balance sheet as of March 31, 2023. No such amounts were recorded during the three months ended March 31, 2022. All payments and related expenses have been reflected as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The Company has not yet generated revenue and the achievement of future milestones is considered not probable.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.

Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings as part of its ordinary course of business. As of March 31, 2023, the Company was not party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

8. Stockholders’ Equity

As of March 31, 2023 and December 31, 2022, the Company’s Certificate of Incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share.

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

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	March 31, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	2,009,005	2,155,577
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	1,459,888	1,320,800
Shares reserved for vesting of restricted stock units granted under the 2021 Stock Incentive Plan	1,363,454	219,742
Shares reserved for future awards under the 2021 Stock Incentive Plan	1,423,386	1,561,034
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,065,201	815,556
Total shares of common stock reserved for future issuance	7,320,934	6,072,709

At-the-market equity offering program

In March 2022, the Company filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, the Company entered into the Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which, from time to time, the Company may offer and sell shares of its common stock. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Jefferies is entitled to compensation at a rate equal to 3.0% of the gross proceeds from any shares of common stock sold under the Sales Agreement. In August 2022, the Company filed a prospectus supplement under its universal shelf registration for the offer and sale of shares of its common stock having an aggregate offering price up to $50.0 million pursuant to the Sales Agreement.

During the three months ended March 31, 2023, the Company issued and sold a total of 50,482 shares of its common stock under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by the Company.

9. Stock-Based Compensation

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to the Company’s officers, employees, directors and other key persons (including consultants). On January 1, 2023 and 2022, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 998,580 and 998,079 shares, respectively. As of March 31, 2023, 2,823,342 shares were reserved for outstanding awards granted under the 2021 Plan and 1,423,386 shares remained available for issuance.

2015 Stock Incentive Plan

Prior to the effective date of the 2021 Plan, the Company granted equity awards to eligible employees, officers, directors, consultants and advisors under the 2015 Stock Incentive Plan (the “2015 Plan”). Subsequent to the effective date of the 2021 Plan, no further awards can be made under the 2015 Plan; however, awards outstanding under the 2015 Plan continue to be governed by the 2015 Plan. As of March 31, 2023 there were 2,009,005 shares reserved for outstanding awards granted under the 2015 Plan and no shares remained available for issuance.

Shares that expire, are terminated, repurchased, surrendered or canceled under the 2015 Plan and the 2021 Plan without having been fully exercised are available for future awards under the 2021 Plan.

2021 Employee Stock Purchase Plan

Under the 2021 Employee Stock Purchase Plan, which was amended and restated in October 2022 (as amended and restated, the “2021 ESPP”), eligible employees are able to purchase shares of common stock at a specified discount. On January 1, 2023 and 2022, the number of shares of common stock authorized for issuance under the 2021 ESPP automatically increased by 249,645 and 249,520 shares, respectively. As of March 31, 2023, no shares have been issued under the 2021 ESPP and as such, 1,065,201 shares remained available for issuance.

The Company initiated its first offering period under the 2021 ESPP on January 1, 2023. Stock-based compensation expense related to the ESPP was less than $0.1 million for the three months ended March 31, 2023. There was no stock-based compensation expense under the ESPP for the three months ended March 31, 2022.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	219,742	$3.50
Granted	1,167,954	3.30
Vested	—	—
Canceled/Forfeited	(24,242)	3.45
Unvested as of March 31, 2023	1,363,454	$3.30

The Company has granted time-based RSUs and performance-based RSUs (“PSUs”) to certain of its employees and directors under the 2021 Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU and PSU represents the right to receive one share of the Company’s common stock. Upon vesting, shares of the Company’s common stock will be delivered to the employee, subject to the payment of applicable withholding taxes.

For the three months ended March 31, 2023, the Company granted to employees and directors 1,097,247 RSUs. There were no RSUs granted during the three months ended March 31, 2022. As of March 31, 2023, all 1,097,247 RSUs were unvested, and total unrecognized stock-based compensation expense related to these awards was $3.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

For the three months ended March 31, 2023 and 2022, the Company granted to employees 70,707 and 313,185 PSUs, respectively. As of March 31, 2023, there were 269,132 PSUs outstanding, which will vest, if at all, upon the achievement of specified development milestones associated with the Company’s product candidate, DB-OTO, provided the applicable employee remains continuously employed with the Company on the vesting date. As of March 31, 2023, total unrecognized compensation cost related to the unvested PSUs was $0.9 million, which will not be recognized until it becomes probable that the performance conditions will be met.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	3,476,377	$4.76	7.4	$255
Granted	186,500
Exercised	—
Cancelled/forfeited	(193,984)
Outstanding as of March 31, 2023	3,468,893	$4.70	7.7	$93
Exercisable as of March 31, 2023	1,848,118	$5.01	7.0	$—
Vested and expected to vest as of March 31, 2023	3,468,893	$4.70	7.7	$93

As of March 31, 2023, total unrecognized compensation cost related to unvested stock options was approximately $4.9 million, which is expected to be recognized over a weighted-average period of 2.1 years. The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 was $2.52 and $2.63, respectively.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$401	$384
General and administrative	576	458
Total stock-based compensation expense	$977	$842

10. Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	3,468,893	3,771,843
Unvested restricted stock units	1,363,454	312,810
Shares issuable under the ESPP	50,054	—
Unvested restricted stock awards	—	7,946
Total	4,882,401	4,092,599

11. License and Collaboration Agreement with Regeneron

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

In October 2020, the Company and Regeneron entered into a first amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. The primary responsibilities of each party remained consistent with those prior to the amendment. In connection with the amendment, the Company issued 10,000,000 shares of Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment. Pursuant to the first amendment, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support Good Laboratory Practices toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs related to Investigational New Drug (“IND”)-enabling studies for DB-OTO as such costs are incurred. The Company achieved its first pre-IND milestone of $4.4 million and its second pre-IND milestone of $1.1 million in November 2020 and October 2021, respectively, for activities related to DB-OTO. The Company achieved its third pre-IND milestone of $4.4 million in March 2023 for activities related to AAV.103.

In February 2023, the Company and Regeneron entered into a second amendment to the Regeneron Agreement to provide for accelerated milestone payments by Regeneron to the Company for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron elected to extend the research term of the collaboration. The research term was extended to November 15, 2023 and Regeneron paid the Company an extension fee of $10.0 million in November 2022. As of March 31, 2023, the Company had unbilled accounts receivables of $4.4 million, due from Regeneron relating to the third pre-IND milestone achieved in March 2023. The Company had no unbilled accounts receivable as of December 31, 2022.

Through March 31, 2023, the Company had received an aggregate of $5.5 million in cash milestone payments from Regeneron pursuant to the collaboration. As of March 31, 2023, the next milestone that the Company was eligible to receive was in relation to the initiation of dosing in the Company's clinical trial of DB-OTO.

Accounting Analysis

The Company accounts for its collaboration with Regeneron in accordance with FASB ASC Topic ASC 808, Collaborative Arrangements, and applies FASB ASC Topic 606, Revenue from Contracts with Customers, by analogy to determine the measurement and recognition of the consideration received from Regeneron. All preclinical research activities under the collaboration are considered a single performance obligation. The transaction price of $51.3 million consists of (i) $25.0 million received upfront, (ii) $0.3 million received to fund the ongoing research plan, (iii) $9.9 million of aggregate milestones achieved, including the $4.4 million milestone achieved during the three months ended March 31, 2023, (iv) $10.5 million in reimbursements for third-party costs related to IND-enabling studies for DB-OTO, and (v) $10.0 million extension payment received in November 2022, partially offset by the fair value of the Series C convertible preferred stock issued to Regeneron of approximately $4.4 million. Future milestones are considered variable consideration and are fully constrained until such time as achievement is considered probable. The Company satisfies its performance obligation over time and measures progress towards completion using an input method based on costs incurred.

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

The Company concluded the second amendment to the Regeneron Agreement did not change the scope of the Company’s obligations under the Regeneron Agreement and did not change the transaction price. The future clinical development milestones continue to be fully constrained until such time as the achievement of such milestones are considered probable. The Company will continue to satisfy its obligations over time as Regeneron receives the benefit of the research services as the services are performed and will continue to track progress towards completion of the performance obligation using an input method that is based on costs incurred.

The Company recognized $4.1 million and $3.0 million as contra-research and development expenses for the three months ended March 31, 2023 and 2022, respectively. The contra-research and development expense recorded in the three months ended March 31, 2023 included a cumulative catch-up amount of approximately $3.0 million related to the achievement of the pre-IND milestone, which was previously fully constrained as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had a deferred collaboration liability classified in current liabilities of $10.7 million and $9.4 million, respectively, and classified in long-term liabilities of $5.7 million and $6.8 million, respectively. As of March 31, 2023, the Company had unbilled accounts receivables of $4.4 million due from Regeneron relating to the third pre-IND milestone achieved in March 2023.

12. Related Party Transactions

As of March 31, 2023, Regeneron held 2,097,314 shares of the Company’s common stock. During the three months ended March 31, 2023 and 2022, the Company recognized $4.1 million and $3.0 million, respectively, as contra-research and development expense in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the Company’s collaboration with Regeneron. As of March 31, 2023, the Company had unbilled accounts receivables of $4.4 million due from Regeneron relating to the third pre-IND milestone achieved in March 2023. As of December 31, 2022, the Company had no unbilled accounts receivable due from Regeneron (see Note 11).

13. Tax Provision

The Company’s income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising during that interim period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a foreign tax provision related to its Australian subsidiary. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was (0.50%) and (0.42%), respectively. During the three months ended March 31, 2023 and 2022, the Company recorded an income tax expense of $0.1 million in each period.

The Company previously recognized a reserve related to a foreign uncertain tax position related to its Australian subsidiary. For each of the three months ended March 31, 2023 and 2022 the Company recorded an insignificant amount of interest expense as a component of income tax expense related to this uncertain tax position.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. The Company’s income tax provision may be significantly affected by changes to its estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 14, 2023, which we refer to as the 2022 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” of this Quarterly Report.

Overview

We are a clinical-stage biotechnology company dedicated to discovering and developing transformative treatments for hearing and balance disorders, one of the largest areas of unmet need in medicine. We aim to restore and improve hearing and balance through the restoration and regeneration of functional hair cells and non-sensory support cells within the inner ear. We have built a proprietary platform that integrates single-cell genomics and bioinformatics analyses, precision gene therapy technologies and our expertise in inner ear biology. We are leveraging our platform to advance our pipeline of gene therapy product candidates and programs that are designed to selectively replace genes for the treatment of congenital, monogenic hearing loss and to regenerate inner ear hair cells for the treatment of acquired hearing and balance disorders.

We are developing our lead gene therapy product candidate, DB-OTO, to provide durable, high quality, physiological hearing to individuals with profound, congenital hearing loss caused by mutations of the otoferlin, or OTOF, gene. We have initiated CHORDTM, a Phase 1/2 dose escalation clinical trial designed to evaluate the safety, tolerability and efficacy of DB-OTO in pediatric patients with congenital hearing loss due to an OTOF deficiency.

In October 2022, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our IND application to initiate CHORD. We have also received approval from the United Kingdom, or the U.K., Medicines and Healthcare Products Regulatory Agency, or MHRA, and the Spanish Agency of Medicines and Medical Devices, or AEMPS, for our Clinical Trial Applications to initiate CHORD in the U.K. and Spain. The Phase 1/2 clinical trial is designed to evaluate the safety, tolerability and efficacy of DB-OTO in pediatric patients with congenital hearing loss caused by mutations of the OTOF gene. In addition to safety and tolerability endpoints, established, clinically relevant, objective and behavioral measurements of hearing will be used as efficacy endpoints in the clinical trial. The auditory brainstem response, or ABR, will serve as an early, objective, clinically accepted readout of hearing thresholds in the clinical trial. ABR is a physiologic measure of hearing sensitivity routinely used in diagnosis of newborn hearing loss. Individuals with OTOF-related hearing loss typically have no detectable ABR. We have previously used ABR to characterize dose-response of DB-OTO after intra-cochlear delivery in translational animal studies. We expect the first two participants in the U.S. portion of the Phase 1/2 clinical trial will be as young as seven years of age and that subsequent participants will include children as young as two years of age and infants younger than two years of age. We expect to dose infants two years of age and younger in the U.K. and Spanish portions of the Phase 1/2 clinical trial. We anticipate reporting the initial safety and tolerability data and preliminary efficacy data, as measured by ABR, from the first patients in the Phase 1/2 clinical trial in the first quarter of 2024. The FDA and the European Medicines Agency have granted orphan drug designation and the FDA has granted rare pediatric disease designation for DB-OTO for the treatment of OTOF-related, congenital hearing loss.

In addition to DB-OTO, we are advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene, AAV.104 to restore hearing in individuals with mutations in the stereocilin, or STRC, gene and AAV.105 to restore hearing in individuals with another single gene mutation. We have selected a product candidate for the AAV.103 program and have initiated manufacturing activities to support Investigational New Drug, or IND,- enabling studies. We also have gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss. We ceased enrolling patients in our Phase 1b clinical trial of DB-020, subsequent to announcing the positive results from the interim analysis from the first 19 patients enrolled in the trial. We are in the safety follow-up portion of the clinical trial, which we anticipate to be completed in the second quarter of 2023.

Since inception, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform.

To date, we have financed our operations primarily with proceeds from sales of our convertible preferred stock (including borrowings under convertible promissory notes, which converted into convertible preferred stock in 2015), payments received under our license and collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, from the sale of common stock in our initial public offering, which was completed in February 2021, or the IPO, and from the sale of common stock under our

“at-the-market offering” program pursuant to the Open Market Sale AgreementSM, or the Sales Agreement with Jefferies LLC, or Jefferies. During the three months ended March 31, 2023, we issued and sold a total of 50,482 shares of common stock under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $13.3 million for the three months ended March 31, 2023, and $63.0 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $290.8 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
conduct our Phase 1/2 clinical trial of DB-OTO for the treatment of profound hearing loss caused by mutations of the OTOF gene;
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

As of March 31, 2023, we had cash, cash equivalents and available-for-sale securities of $87.9 million. We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2024. Since our cash, cash equivalents and available-for-sale securities as of March 31, 2023 are not sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other sources of capital. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. See Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information on our assessment.

Macroeconomic and Geopolitical Impacts on Our Business

The COVID-19 pandemic has, and other pandemics may in the future, disrupt our ability to initiate and complete preclinical studies and clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain activities or have other adverse effects on our business and operations. In addition, such pandemics may adversely impact economies worldwide, which could have an adverse impact on our business, operations and ability to raise capital.

In addition, U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, rising interest rates, the risk of a recession and other ongoing global conflicts. For example, on Friday, March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, announced that Silicon Valley Bank, or SVB, was closed and that the FDIC was appointed as receiver, and on March 12, 2023, the FDIC announced that Signature Bank was closed and that the FDIC was appointed as receiver. We cannot predict at this time to what extent our, or our collaborators, employees, suppliers, contract manufacturers and/or vendors could be negatively impacted by these and other macroeconomic and geopolitical events.

License and Collaboration Agreement with Regeneron

In November 2017, we entered into a license and collaboration agreement with Regeneron, or the Regeneron Agreement. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its right to extend the research term and extended the research term by one year to November 2023 for which Regeneron paid us $10.0 million in November 2022. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment. In February 2023, we further amended the Regeneron Agreement to enable accelerated clinical development milestone payments for DB-OTO and pre-IND milestone payments for AAV.103.

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support Good Laboratory Practices, or GLP, toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials. Through March 31, 2023, we had received an aggregate of $5.5 million in cash milestone payments from Regeneron pursuant to the collaboration. As of March 31, 2023, we had unbilled accounts receivables of $4.4 million due from Regeneron due to the achievement of our third pre-IND milestone under the Regeneron Agreement.

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

Pursuant to the first amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a contract development and manufacturing organization, or CDMO. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support IND-enabling studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs related to the IND-enabling studies of DB-OTO as such costs are incurred, and we agreed that the aggregate potential milestone payments for

DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. Under ASC 808, we view all consideration received from Regeneron as reimbursement of our costs under the Regeneron Agreement. These costs are accounted for as research and development expenses in our condensed consolidated statements of operations and comprehensive loss. As such, we are recognizing total consideration of $51.3 million, comprised of the $25.0 million upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the first amendment, the reimbursement of $10.5 million of third-party costs related to the IND-enabling studies of DB-OTO, the $9.9 million of cumulative milestones achieved, including the $4.4 million milestone achieved during the three months ended March 31, 2023, and the $10.0 million extension payment received in November 2022, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive loss based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved.

In February 2023, we entered into a second amendment to the Regeneron Agreement with Regeneron to provide for accelerated milestone payments by Regeneron to us for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

We recognized $4.1 million and $3.0 million as contra-research and development expenses during the three months ended March 31, 2023 and 2022, respectively. The contra-research and development recorded in the three months ended March 31, 2023 included a cumulative catch-up amount of approximately $3.0 million related to the achievement of the pre-IND milestone during the three months ended March 31, 2023, which was previously fully constrained as of December 31, 2022. As of March 31, 2023 and December 31, 2022, we had total deferred collaboration liabilities of $16.4 million and $16.1 million on our consolidated balance sheet, respectively. As of March 31, 2023 and December 31, 2022 we had $10.7 million and $9.4 million of current deferred collaboration liabilities, respectively, and $5.7 million and $6.8 million of long-term deferred collaboration liabilities, respectively. Refer to Note 11 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

The following table sets forth our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Three Months Ended March 31,
	2023	2022
DB-OTO	$3,918	$4,171
DB-020	675	598
Personnel-related (including stock-based compensation)	4,113	3,232
Regeneron Agreement contra-expense	(4,122)	(3,001)
Other indirect research and development expenses	3,350	2,466
Total research and development expenses	$7,934	$7,466

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
•
the continued acceptable safety profiles of the product candidates following approval; and

•
the effects of macroeconomic and geopolitical events on our business.

A change in any of these variables with respect to the progress of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate we may develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for personnel in our executive, finance, legal, business development, human resources and administrative functions. General and administrative expenses also include legal fees relating to corporate matters and costs to secure and defend our intellectual property; professional fees for accounting, auditing, tax, human resources and administrative consulting services; insurance costs; administrative travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs. General and administrative expenses also reflect sublease income that is used to offset the costs for rent and other operating costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

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

Income Taxes

Since our inception, we have not recorded any U.S. federal, foreign, or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits as it is more likely-than-not that these benefits will not be realized. We have U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards to offset future taxable income. We have recognized a reserve for a foreign uncertain tax position and recorded a foreign tax provision related to our research and development activities associated with our Australian subsidiary.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for each period presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$7,934	$7,466	$468
General and administrative	6,187	6,553	(366)
Total operating expenses	14,121	14,019	102
Loss from operations	(14,121)	(14,019)	(102)
Other income:
Interest income	878	63	815
Total other income, net	878	63	815
Net loss before provision for income taxes	(13,243)	(13,956)	713
Provision for income taxes	(61)	(60)	(1)
Net loss	$(13,304)	$(14,016)	$712

Research and Development Expenses

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
DB-OTO	$3,918	$4,171	$(253)
DB-020	675	598	77
Personnel-related (including stock-based compensation)	4,113	3,232	881
Regeneron Agreement contra-expense	(4,122)	(3,001)	(1,121)
Other indirect research and development expenses	3,350	2,466	884
Total research and development expenses	$7,934	$7,466	$468

Research and development expenses for the three months ended March 31, 2023 were $7.9 million, compared to $7.5 million for the three months ended March 31, 2022. The increase of $0.5 million was primarily attributable to the following:

•
$0.3 million decrease in expenses incurred to advance DB-OTO, primarily attributable to a decrease of $1.5 million for preclinical and related IND-enabling costs incurred during the three months ended March 31, 2022 and a decrease of $0.4 million related to external support for research and development consultants, partially offset by an increase of $0.3 million of expenses for clinical and translational research costs and $1.3 million of external manufacturing costs, both to support our Phase 1/2 clinical trial of DB-OTO;
•
$0.9 million increase in personnel-related costs due to increased headcount and increased wages and benefits within the research and development function;
•
$1.1 million increase in contra-research and development expenses recognized under the Regeneron Agreement, driven primarily by the achievement of the $4.4 million preclinical milestone achieved during the three months ended March 31, 2023; and
•
$0.9 million increase in other indirect research and development expenses, driven primarily by increased preclinical expenses relating to internal and external research and discovery efforts for our preclinical programs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $6.2 million, compared to $6.6 million for the three months ended March 31, 2022. The decrease of $0.4 million was primarily attributable to the following:

•
$0.6 million decrease in professional fees, driven primarily by reduced expenses related to external legal services, as well as consulting, accounting advisory and audit services;
•
$0.1 million decrease in facility-related expenses, primarily due to additional sublease income recognized during the three months ended March 31, 2023; and
•
$0.4 million increase in personnel-related costs due to increased headcount and wages within the general and administrative function.

Interest Income

The increase in interest income for the three months ended March 31, 2023 was primarily attributable to an increase in interest rates and higher yields from our investments in cash equivalents and available-for-sale securities.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2023 and 2022 was due to the recognition of $0.1 million in each period related to a foreign tax provision for our Australian subsidiary and interest expense related to a previously established foreign uncertain tax position.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through March 31, 2023, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $51.3 million from the Regeneron Agreement and $125.0 million of net proceeds from the issuance and sale of our common stock in our IPO.

In March 2022, we filed a universal shelf registration statement on Form S-3 to register for sale from time to time up to $200.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. Further, in March 2022, we entered into the Sales Agreement with Jefferies pursuant to which, from time to time, we may offer and sell shares of our common stock. Sales of common stock through Jefferies may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Jefferies is entitled to compensation at a rate equal to 3.0% of the gross proceeds from any shares of common stock sold under the Sales Agreement. In August 2022, we filed a prospectus supplement under our universal shelf registration for the offer and sale of shares of our common stock having an aggregate offering price up to $50.0 million pursuant to the Sales Agreement.

As of March 31, 2023, we had issued and sold a total of 50,482 shares under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(17,056)	$(22,007)
Investing activities	20,317	(3,616)
Financing activities	197	(52)
Net increase in cash, cash equivalents and restricted cash	$3,458	$(25,675)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in developing our pipeline, platform, drug discovery efforts and related infrastructure. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally attributable to stock-based compensation, depreciation, non-cash lease expense and amortization and accretion of discounts on available-for-sale securities, as well as changes in components of operating assets and liabilities, which are generally attributable to increased expenses, timing of vendor payments and performance under the Regeneron Agreement.

During the three months ended March 31, 2023, net cash used in operating activities of $17.1 million was primarily due to our net loss of $13.3 million as well as changes in operating assets and liabilities of $5.1 million, partially offset by net non-cash expenses of $1.5 million.

During the three months ended March 31, 2022, net cash used in operating activities of $22.0 million was primarily due to our net loss of $14.0 million as well as changes in operating assets and liabilities of $9.9 million, partially offset by net non-cash expenses of $1.9 million.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities of $20.3 million was primarily due to maturities and redemptions of available for sale securities of $23.5 million, partially offset by purchases of available-for-sale securities of $2.9 million and purchases of property and equipment of $0.3 million.

During the three months ended March 31, 2022, net cash used in investing activities of $3.6 million was primarily due to purchases of available-for-sale securities of $39.3 million and purchases of property and equipment of $0.1 million, partially offset by maturities of available-for-sale securities of $35.7 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities of $0.2 million consisted primarily of net proceeds from sales of our common stock under the Sales Agreement.

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

As of March 31, 2023, we had cash, cash equivalents and available-for-sale securities of $87.9 million. During the three months ended March 31, 2023, we issued and sold a total of 50,482 shares of our common stock under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2024. We have incurred recurring losses since our inception, including a net loss of $13.3 million for the three months ended March 31, 2023 and $63.0 million for the year ended December 31, 2022. In addition, as of March 31, 2023, we had an accumulated deficit of $290.8 million. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other sources of capital. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

Because of the numerous risks and uncertainties associated with product development, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the progress, costs and results of our Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
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
•
the effects of macroeconomic and geopolitical events on our business, including the impact of continued increases in inflation rates or interest rates;
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

We have concluded that the above circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information on our assessment.

Material Cash Requirements

There have been no material changes to our material cash requirements described in our 2022 Annual Report on Form 10-K.

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

There have been no material changes to our critical accounting estimates from those described in our 2022 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our current operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. These changes affect our cash equivalents and available-for-sale securities, which consisted of cash and investments in money market funds, U.S. Agency discount notes, U.S. Treasury securities and U.S. Agency bonds as of March 31, 2023. However, because of the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. Recent increases in inflation rates have contributed, and we expect will continue to contribute, to increased costs. We cannot predict how long these inflationary pressures will continue, or how they may change over time. During the three months ended March 31, 2023, we experienced increases in costs across our business. If inflationary pressures continue to persist, they may have an adverse impact on our consolidated financial position and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $13.3 million for the three months ended March 31, 2023, and $63.0 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $290.8 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and from the sale of common stock in our initial public offering, or IPO, and from the sale of common stock under our “at-the-market offering” program. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

•
conduct our Phase 1/2 clinical trial of DB-OTO for the treatment of profound hearing loss caused by mutations of the OTOF gene;
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

In addition, we expect our expenses will increase if, among other things:

•
we are required by the U.S. Food and Drug Administration, or the FDA, the U.K. Medicines & Healthcare Products Regulatory Agency, or MHRA, the Spanish Agency of Medicines and Medical Devices, or AEMPS, the European Medicines Agency, or the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;
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

Since inception, we have used substantial amounts of cash. The development of biopharmaceutical product candidates is capital intensive and we expect that we will continue to expend substantial resources for the foreseeable future in connection with our ongoing activities. In particular, substantial resources will be required as we conduct our Phase 1/2 clinical trial of DB-OTO, advance our platform, continue research and development of AAV.103, AAV.104, AAV.105, our vestibular hair cell regeneration program, our cochlear hair cell regeneration program and any product candidates that may arise from our current or future research programs, and if and as we continue the clinical development of DB-020. Identifying potential product candidates, conducting preclinical testing and clinical trials and potentially submitting approvals of our product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our Phase 1/2 clinical trial of DB-OTO and any future clinical development of DB-OTO;
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
•
the effects of macroeconomic and geopolitical events on our business, including the impact of continued increases in inflation rates or interest rates;
•
the ability to receive additional non-dilutive funding, including grants from organizations and foundations; and
•
the costs of operating as a public company.

There is substantial doubt about our ability to continue as a going concern.

As a result of our recurring losses from operations and limited financial resources, there is substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, we could be forced to delay, reduce or eliminate all of our research and development programs or other business activities, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. The report from our independent registered public accounting firm for the fiscal year ended December 31, 2022 included an explanatory paragraph stating that our recurring losses and limited financial resources raise substantial doubt about our ability to continue as a going concern, and in the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than the funds to which we are entitled under the Regeneron Agreement. As of March 31, 2023, we had unbilled accounts receivables of $4.4 million due from Regeneron, reflecting, a preclinical milestone earned under the Regeneron Agreement during the three months ended March 31, 2023. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, each of Silicon Valley Bank, Signature Bank and Silvergate Capital Corp. were swept into receivership causing liquidity concerns and creating uncertainty in the broader financial services industry. Any additional deterioration in the financial services industry or in macroeconomic conditions generally could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under its agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may have material adverse impacts on our business.

Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2013, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research and development activities, identifying potential product candidates, soliciting input from regulators regarding development of these product candidates, securing intellectual property rights and undertaking preclinical studies and clinical trials. Other than DB-OTO, which is being evaluated in our Phase 1/2 clinical trial, all of our gene therapy product candidates are still in the research or preclinical stage of development. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product, arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We are early in our development efforts. We have advanced only two product candidates, DB-020 and DB-OTO, into clinical trials and both are still in early clinical development. Additionally, we have a portfolio of programs that are in preclinical development, and we may never advance another gene therapy product candidate to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not sought regulatory approval for DB-OTO or any other product candidate and do not expect to be in a position to do so for the foreseeable future. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

•
timely and successful completion of preclinical studies, including IND-enabling studies;
•
effective INDs or comparable foreign applications that allow commencement of our clinical trials or future clinical trials for our product candidates;
•
successful enrollment and completion of clinical trials, including under the FDA’s Good Clinical Practices, or GCPs, and any additional regulatory requirements from foreign regulatory authorities;
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

Our preclinical programs are in the early stage, and we may not advance additional product candidates into clinical development when anticipated or at all. In addition, even if we identify a product candidate for a program, before we can commence clinical trials for such product candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further advancement of any product candidates. We cannot be sure that we will be able to submit INDs, Clinical Trial Applications, or CTAs, or other regulatory filings for our preclinical product candidates on the timelines we expect, if at all, and we cannot be sure that submission of INDs or CTAs will result in the FDA or other regulatory authorities allowing clinical trials to begin or to continue once commenced. Furthermore, product candidates are subject to continued preclinical safety studies and testing with respect to chemistry, manufacturing and controls data, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies and other testing may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

Furthermore, product candidates may be subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

In connection with our first gene therapy clinical trial, we will need to build our internal and external capabilities to execute a gene therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of gene therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. If we are unable to initiate and conduct our gene therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our gene therapy programs may be diminished.

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

Our gene therapy product candidates will need to meet purity, potency and safety standards applicable to any new biologic under the regulatory framework administered by the FDA in the United States. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the U.S. National Institutes of Health, or NIH, gene therapy clinical trials may also be subject to review and oversight by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Adverse developments in preclinical studies or clinical trials of gene therapies conducted by others may cause the FDA, the MHRA, the EMA and other regulatory bodies to revise the requirements for approval of any gene therapy product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. The regulatory approval process for gene therapy product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, MHRA, EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, MHRA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of gene therapy products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

The regulatory review committees and advisory groups described above, as well as those in other jurisdictions in which we seek to develop and commercialize our gene therapy product candidates, and the new guidelines they promulgate, as well as any resource constraints on the part of these committees and groups in reviewing regulatory submissions based on these guidelines, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop future product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of any product candidates we identify and develop. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all. The first approvals of gene therapy products by the FDA only occurred in 2017. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or elsewhere, such as the European Union, or how long it will take to commercialize any product candidate that receives marketing approval.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later-stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of the later-stage clinical trials or from clinical trials of the same product candidates in other indications. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. For example, the results of the Phase 1 clinical trial of DB-020 in healthy volunteers and the interim data from the Phase 1b clinical trial of DB-020 in patients undergoing treatment with cisplatin may not be indicative of the results of a later-stage clinical trial. In addition, if successful, the results of our Phase 1/2 clinical trial of DB-OTO may not be predictive of the results of further clinical trials of this product candidate or any other gene therapy product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials, and because our gene therapy product candidates are based on a relatively novel technology, the likelihood of success is harder to determine. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, financial condition, results of operations and prospects.

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

Gene therapy drug products are complex and difficult to manufacture. For our IND-enabling studies of DB-OTO and our Phase 1/2 clinical trial of DB-OTO, we are relying on the manufacturing facility of Catalent Maryland, Inc., or Catalent, for supply of the product candidate. In addition to Catalent, we also rely upon other CROs and contract development and manufacturing organizations, or CDMOs, for providing certain materials for the manufacturing process.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a new drug application, or NDA, or biologics license application, or BLA, on a timely basis and must adhere to the FDA’s Good Laboratory Practices and cGMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•
Akouos, Inc., which is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, which is in clinical development, and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration. Akouos, Inc. received clearance of its IND for AK-OTOF in September 2022, which is currently in a Phase 1/2 clinical trial. In December 2022, Eli Lilly and Company acquired Akouos, Inc.; and
•
Sensorion SA, or Sensorion, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development. Sensorion has announced that it plans to submit a CTA within Europe for its OTOF-GT program in the first half of 2023.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the MHRA~~,~~ became responsible for supervising medicines and medical devices in Great Britain, comprising of England, Scotland and Wales, under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

We received orphan drug designation for DB-OTO in the United States and European Union. We may seek orphan drug designation in other indications or for any other product candidates we develop. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA, MHRA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Further, if our gene therapy product candidate is considered the “same” as another product for the same indication, and the other product is designated as an orphan drug and receives approval first, our product would be blocked from approval by the orphan drug exclusivity afforded to the other product unless it qualifies for an exception to that exclusivity.

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

Similar restrictions apply to the approval of our products outside of the United States, such as in the United Kingdom and the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to European Union Member State laws. The failure to comply with these and other European Union requirements can also lead to significant penalties and sanctions.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and executive and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester until 2031.Medicare sequester reductions were suspended and reduced between May 1, 2020 until June 30, 2022, but the full 2% cut resumed thereafter. With passage of the Inflation Reduction Act in August 2022, Congress extended the expansion of PPACA premium tax credits through 2025. Those subsidies were originally extended through 2022 under the American Rescue Plan Act of 2021.

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
•
general economic, industry and market conditions; and
•
the other factors described in this “Risk Factors” section.

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

As of May 1, 2023, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares of common stock representing approximately 35.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 1, 2023, we had 25,014,984 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, in the case of our affiliates.

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

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the CARES Act contained significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limiting the deduction for NOLs to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

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

The aggregate net proceeds to us from the public offering, inclusive of the proceeds from the underwriters' partial exercise of their option to purchase additional shares, was $125.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $13.1 million. As of March 31, 2023, we have used all of the net proceeds received from the IPO. There was no material change in the use of IPO proceeds from that described in the final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on February 12, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-40030, filed April 6, 2023).

10.1†

Second Amendment, dated February 6, 2023, to the License and Collaboration Agreement, dated as of November 15, 2017, as amended, by and between Regeneron Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, File No. 001-40030, filed March 14, 2023).

10.2*†	Amended and Restated Exclusive License Agreement, dated as of March 10, 2023, by and between the Curators of the University of Missouri and the Registrant.

10.3*†	Second Amendment, dated as of March 13, 2023, to the License Agreement, by and between the University of Florida Research Foundation, Inc. and the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIBEL THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ James Murphy
James Murphy
Interim Chief Financial Officer (Principal Financial Officer)