Form 10-Q
period 2023-06-30
Decibel Therapeutics, Inc.
filed 2023-08-11
CIK 1656536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 25,126,935 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our plans and expectations regarding the proposed acquisition of us by Regeneron Pharmaceuticals, Inc., or Parent, pursuant to the merger agreement that we entered into with Parent and its wholly owned acquisition subsidiary on August 8, 2023, including the anticipated timeframe in which to complete the transaction, and all related matters;
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

•
The conditions under the agreement and plan of merger, dated as of August 8, 2023, that we entered into with Regeneron Pharmaceuticals, Inc., or Parent, and its wholly owned acquisition subsidiary, or Purchaser, to Parent’s consummation of the tender offer and our subsequent merger with Purchaser may not be satisfied in the anticipated timeframe or at all. The failure to consummate the transactions contemplated by the merger agreement would adversely affect our business;
•
While the tender offer and proposed merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business;
•
Litigation that may be filed against us, our officers and the members of our board of directors could prevent or delay the consummation of the tender offer and merger;
•
In the event that the merger agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent and the trading price of our common stock and our future business and results of operations may be negatively affected;
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
•
Since our cash, cash equivalents and available-for-sale securities as of June 30, 2023 are not sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report, there is substantial doubt about our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,803	$34,607
Available-for-sale securities	38,497	69,954
Prepaid expenses and other current assets	2,149	3,469
Total current assets	80,449	108,030
Property and equipment, net	3,960	4,526
Right-of-use asset, operating	8,948	9,859
Right-of-use asset, finance	96	34
Other assets	934	924
Total assets	$94,387	$123,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$617	$1,064
Accrued expenses and other current liabilities	10,291	8,409
Deferred collaboration liability, current	12,007	9,383
Operating lease liability, current	3,612	3,567
Finance lease liability, current	51	19
Total current liabilities	26,578	22,442
Long-term liabilities:
Deferred collaboration liability, long-term	3,399	6,765
Operating lease liability, long-term	9,138	10,467
Finance lease liability, long-term	46	—
Other long-term liabilities	1,914	1,906
Total liabilities	41,075	41,580
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 25,126,935 shares issued and outstanding at June 30, 2023; 200,000,000 shares authorized, 24,964,502 shares issued and outstanding at December 31, 2022	25	25
Additional paid-in capital	362,288	359,508
Accumulated other comprehensive loss	(35)	(223)
Accumulated deficit	(308,966)	(277,517)
Total stockholders’ equity	53,312	81,793
Total liabilities and stockholders’ equity	$94,387	$123,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED conSOLIDATED Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$12,828	$11,241	$20,762	$18,707
General and administrative	6,213	5,862	12,400	12,415
Total operating expenses	19,041	17,103	33,162	31,122
Loss from operations	(19,041)	(17,103)	(33,162)	(31,122)
Other income:
Interest income	976	95	1,854	158
Total other income, net	976	95	1,854	158
Net loss before provision for income taxes	(18,065)	(17,008)	(31,308)	(30,964)
Provision for income taxes	(80)	(38)	(141)	(98)
Net loss	$(18,145)	$(17,046)	$(31,449)	$(31,062)
Net loss per share, basic and diluted	$(0.73)	$(0.68)	$(1.26)	$(1.24)
Weighted average shares of common stock outstanding, basic and diluted	25,017,851	24,958,678	25,003,634	24,956,932

Comprehensive loss:
Net loss	$(18,145)	$(17,046)	$(31,449)	$(31,062)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	26	(61)	188	(456)
Total other comprehensive income (loss)	26	(61)	188	(456)
Comprehensive loss	$(18,119)	$(17,107)	$(31,261)	$(31,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DECIBEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED Statements of Stockholders’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	24,951,983	$25	$356,308	$(132)	$(214,512)	$141,689
Vesting of restricted common stock	4,573	—	—	—	—	—
Stock-based compensation expense	—	—	842	—	—	842
Unrealized loss on available-for-sale securities	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	(14,016)	(14,016)
Balance at March 31, 2022	24,956,556	$25	$357,150	$(527)	$(228,528)	$128,120
Vesting of restricted common stock	3,292	—	—	—	—	—
Stock-based compensation expense	—	—	845	—	—	845
Unrealized loss on available-for-sale securities	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(17,046)	(17,046)
Balance at June 30, 2022	24,959,848	$25	$357,995	$(588)	$(245,574)	$111,858

Balance at December 31, 2022	24,964,502	$25	$359,508	$(223)	$(277,517)	$81,793
Stock-based compensation expense	—	—	977	—	—	977
Issuance of common stock, net of issuance costs of less than $0.1 million	50,482	—	216	—	—	216
Unrealized gain on available-for-sale securities	—	—	—	162	—	162
Net loss	—	—	—	—	(13,304)	(13,304)
Balance at March 31, 2023	25,014,984	$25	$360,701	$(61)	$(290,821)	$69,844
Stock-based compensation expense	—	—	1,373	—	—	1,373
Issuance of common stock upon exercise of stock options	7,190	—	29	—	—	29
Issuance of common stock under the employee stock purchase plan	104,761	—	185	—	—	185
Unrealized gain on available-for-sale securities	—	—	—	26	—	26
Net loss	—	—	—	—	(18,145)	(18,145)
Balance at June 30, 2023	25,126,935	$25	$362,288	$(35)	$(308,966)	$53,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Decibel Therapeutics, Inc.

CONDENSED CONSOLIDATED Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(31,449)	$(31,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,350	1,687
Depreciation	663	729
Non-cash lease expense	954	880
(Accretion)/Amortization of available-for-sale securities	(698)	517
Changes in operating assets and liabilities:
Accounts receivable from related party	—	1,402
Prepaid expenses and other current assets	1,282	(1,715)
Other long-term assets	—	(104)
Accounts payable	(267)	(2,097)
Accrued expenses and other current liabilities	1,859	686
Deferred collaboration liability	(742)	(5,222)
Operating lease liability	(1,284)	(1,139)
Other long-term liabilities	8	23
Net cash used in operating activities	(27,324)	(35,415)
Investing activities
Purchases of available-for-sale securities	(13,157)	(39,250)
Proceeds from maturities and redemptions of available-for-sale securities	45,500	94,918
Purchases of property and equipment	(254)	(221)
Net cash provided by investing activities	32,089	55,447
Financing activities
Proceeds from equity offerings, net of issuance costs	216	—
Proceeds from the exercise of stock options	29	—
Proceeds from the issuance of common stock under the employee stock purchase plan	185	—
Principal payments on finance lease liability	(27)	(104)
Net cash provided by (used in) financing activities	403	(104)
Net increase in cash, cash equivalents and restricted cash	5,168	19,928
Cash, cash equivalents and restricted cash at beginning of period	35,569	37,583
Cash, cash equivalents and restricted cash at end of period	$40,737	$57,511
Supplemental disclosure of non-cash activities:
Property and equipment purchases in accounts payable	$42	$—
Finance lease right-of-use asset recognized	$105	$—
Operating lease right-of-use asset recognized upon adoption of ASC 842	$—	$11,485

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

Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of June 30, 2023, the Company had an accumulated deficit of $309.0 million. The Company expects its operating losses and negative operating cash flows to continue for the foreseeable future as it continues to invest significantly in the research and development of its product candidates, preclinical and clinical development and its platform.

As of June 30, 2023, the Company had $78.3 million of cash, cash equivalents and available-for-sale securities which may not be sufficient to fund its operations for at least twelve months from the date of issuance of these condensed consolidated financial statements which raises substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company has plans in place to mitigate this risk, which primarily consist of pursuing additional funding through the sale of equity, debt financings or other capital sources, including collaborations with other third parties, as well as by reducing cash expenditures. There is no guarantee that the Company will be successful in these mitigation efforts. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Decibel Securities Corporation and Decibel Therapeutics Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The financial data and other information contained in the notes thereto as of and for the three and six months ended June 30, 2023 and 2022 are also unaudited. The condensed consolidated balance sheet data as of December 31, 2022 were derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto.

The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are mainly comprised of money market accounts invested in U.S. Treasury securities and agency discount notes.

Restricted cash is primarily comprised of deposits with financial institutions used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of other assets on the condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$39,803	$56,451
Restricted cash	934	1,060
Total cash, cash equivalents and restricted cash as shown on the statement of cash flows	$40,737	$57,511

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

Accrued interest receivable related to the Company’s available-for-sale securities is presented within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and was $0.2 million as of June 30, 2023. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write-offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its available-for-sale securities.

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

The Company’s cash management and investment policy limits investment instruments to U.S. Treasury and government securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company accounts for the credit under ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. During the year ended December 31, 2021, the Company recorded an employee retention credit of $0.9 million upon completion of an analysis providing reasonable assurance that it met the conditions set forth in the CARES Act and it was reasonably assured that it would receive the employee retention credit. The employee retention credit was recorded as an offset to research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified during the year ended December 31, 2021. No such additional amounts were recorded during the six months ended June 30, 2023 or the year ended December 31, 2022. The credit was reflected in other current assets on the Company’s condensed consolidated balance sheet as of December 31, 2022. The cash payments related to the credit were received in January 2023.

Accounts Receivable, net

The Company records accounts receivable for amounts invoiced to a collaborator, for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company estimates an allowance for credit losses for its accounts receivable based on the creditworthiness of its collaborator, current economic conditions and future economic conditions, as may be applicable. If a receivable is deemed to be uncollectible, the balance is charged against the allowance. As of June 30, 2023 and December 31, 2022, no accounts receivables or related allowances were recorded. The Company believes the credit risk associated with its collaborator is not significant. Accounts receivable and unbilled accounts receivable are presented in accounts receivable from related party on the condensed consolidated balance sheets.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these assets was determined as follows (in thousands):

	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$38,713	$38,713	$—	$—
U.S. Agency discount notes	998	—	998	—
Total cash equivalents	$39,711	$38,713	$998	$—
Available-for-sale securities:
U.S. Agency bonds	$24,224	$—	$24,224	$—
U.S. Agency discount notes	13,053	—	13,053	—
U.S. Treasury securities	1,220	—	1,220	—
Total available-for-sale securities	$38,497	$—	$38,497	$—

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$34,059	$34,059	$—	$—
Total cash equivalents	$34,059	$34,059	$—	$—
Available-for-sale securities:
U.S. Treasury securities	$36,246	$—	$36,246	$—
U.S. Agency bonds	22,523	—	22,523	—
U.S. Agency discount notes	11,185	—	11,185	—
Total available-for-sale securities	$69,954	$—	$69,954	$—

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy. The Company’s available-for-sale securities were valued based on Level 2 inputs and in determining the fair value the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the three and six months ended June 30, 2023 and the year ended December 31, 2022, there were no changes in valuation techniques or transfers between Level 1, Level 2 and Level 3.

There were no liabilities measured at fair value on a recurring basis as of June 30, 2023 or December 31, 2022.

4. Available-For-Sale Securities

The following table summarizes the Company’s available-for-sale securities (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Agency bonds	$24,254	$—	$(30)	$24,224
U.S. Agency discount notes	13,056	3	(6)	13,053
U.S. Treasury securities	1,222	—	(2)	1,220
Total available-for-sale securities	$38,532	$3	$(38)	$38,497

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$36,452	$—	$(206)	$36,246
U.S. Agency bonds	22,550	8	(35)	22,523
U.S. Agency discount notes	11,175	10	—	11,185
Total available-for-sale securities	$70,177	$18	$(241)	$69,954

The Company had 16 investments in available-for-sale securities in an unrealized loss position as of June 30, 2023 with a fair value of $28.9 million. The Company had 25 investments in available-for-sale securities in an unrealized loss position as of December 31, 2022 with a fair value of $48.1 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. The Company considered the risk-profile of the counterparties under ASU 2016-13, noting that any credit risk associated with such entities is either zero or near zero.

As of June 30, 2023 and December 31, 2022, the Company did not intend to sell, and it was not more likely than not that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its available-for-sale securities in an unrealized loss position. As of June 30, 2023 and December 31, 2022, the Company did not hold any investments that matured beyond one year. During the three and six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not sell any available-for-sale securities and therefore did not recognize any realized gains or losses.

5. Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$6,156	$3,469
Accrued compensation and related expenses	2,096	2,883
Accrued professional fees	1,633	1,170
Other accrued expenses	406	887
	$10,291	$8,409

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

In January 2020, the Company entered into a sublease agreement to sublease a portion of its existing office and laboratory space to a third-party. The lease term commenced in March 2020 with an original term of 24 months. Annual base rent was $1.1 million for each year during the sublease term. The sublessee was obligated to pay its ratable portion of operating expenses during the sublease term. Subject to the Company’s consent, the sublease provided the sublessee one option to extend for up to one year, subject to a 3.0% rent increase. In May 2021, the sublessee exercised its right to extend the sublease term through October 31, 2022. Pursuant to the extension, base rent and other costs were $1.7 million for each year during the extension term. The sublessee provided a security deposit of $0.2 million in cash which was presented as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheet. Payments received under the sublease, which concluded in October 2022, were recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive loss. No further payments were received during the six months ended June 30, 2023.

In January 2022, the Company entered into a sublease agreement to sublease an additional portion of its existing office space to a third-party. The lease term commenced in February 2022 with an original term of six months. Base rent over the term amounted to $0.5 million. The sublease granted the sublessee the right to extend for two terms of three months each at the same base rent per month for an additional $0.3 million for each term. In June 2022, the sublessee exercised its first right to extend the sublease term and in September 2022, the sublessee exercised its second right to extend the sublease term. In January 2023, the Company and sublessee amended the sublease agreement to extend the sublease term through May 2023 at the same base rent per month. There was no rent escalation under the amended sublease and there was no option to further extend the term of the sublease agreement. The sublease concluded in May 2023. Payments received under the sublease were recorded as a reduction to rent expense in the condensed consolidated statements of operations and comprehensive loss.

Finance Leases

In July 2020, the Company entered into a financing transaction with a third-party leasing company pursuant to which it agreed to transfer title and interest in certain laboratory equipment to the third party in exchange for a one-time cash payment of $0.5 million. In May 2023, the Company amended and extended the lease agreement related to such financing transaction. Pursuant to the amendment, the Company agreed to lease such laboratory equipment from the third party for less than $0.1 million per year for an additional two years. The Company concluded the amended lease agreement was a finance lease under ASU No. 2016-02, Leases (Topic 842).

The components of total lease cost for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Operating lease cost	$1,458	$1,458
Variable lease cost	402	391
Short-term lease cost	86	8
Finance lease cost:
Amortization of right-of-use assets	42	101
Interest expense on lease liabilities	1	9
Sublease income	(395)	(1,358)
Total lease cost	$1,594	$609

Supplemental cash flow information related to the Company's leases for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,832	$1,791
Operating cash flows for finance leases	$1	$9
Financing cash flows for finance leases	$27	$104

Future minimum lease payments under the Company’s noncancelable leases as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2023 (excluding the six months ended June 30, 2023)	$1,870	$29
2024	3,796	57
2025	3,889	19
2026	3,984	—
2027	1,350	—
Total lease payments	14,889	105
Present value adjustment	(2,139)	(8)
Present value of lease payments	$12,750	$97

As of June 30, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 3.8 years and 4.3 years, respectively, and a weighted average incremental borrowing rate of 8.7% as of the end of both reporting periods. As of June 30, 2023 and December 31, 2022, the Company’s finance lease had a weighted-average remaining lease term of 1.8 years and 0.6 years, respectively, and a weighted average incremental borrowing rate of 8.7% and 10%, respectively.

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

During the six months ended June 30, 2023, the Company paid $0.2 million to license counterparties with respect to certain milestones achieved under the license agreements. No such amounts were recorded during the six months ended June 30, 2022. All payments and related expenses have been reflected as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The Company has not yet generated revenue and the achievement of future milestones is considered not probable.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements and/or sections is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements and/or sections. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.

Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings as part of its ordinary course of business. As of June 30, 2023, the Company was not party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

8. Stockholders’ Equity

As of June 30, 2023 and December 31, 2022, the Company’s Certificate of Incorporation authorized the Company to issue 200,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.001 par value per share.

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

Common Stock Reserved

The Company had the following shares of common stock reserved for future issuance:

	June 30, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options under the 2015 Stock Incentive Plan	1,998,210	2,155,577
Shares reserved for exercise of outstanding stock options under the 2021 Stock Incentive Plan	1,488,634	1,320,800
Shares reserved for vesting of restricted stock units granted under the 2021 Stock Incentive Plan	1,847,121	219,742
Shares reserved for future awards under the 2021 Stock Incentive Plan	914,578	1,561,034
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	960,440	815,556
Total shares of common stock reserved for future issuance	7,208,983	6,072,709

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

During the three months ended March 31, 2023, the Company issued and sold a total of 50,482 shares of its common stock under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by the Company. No shares were issued or sold during the three months ended June 30, 2023 or the year ended December 31, 2022.

9. Stock-Based Compensation

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to the Company’s officers, employees, directors and other key persons (including consultants). On January 1, 2023 and 2022, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 998,580 and 998,079 shares, respectively. As of June 30, 2023, 3,335,755 shares were reserved for outstanding awards granted under the 2021 Plan and 914,578 shares remained available for issuance.

2015 Stock Incentive Plan

Prior to the effective date of the 2021 Plan, the Company granted equity awards to eligible employees, officers, directors, consultants and advisors under the 2015 Stock Incentive Plan (the “2015 Plan”). Subsequent to the effective date of the 2021 Plan, no further awards can be made under the 2015 Plan; however, awards outstanding under the 2015 Plan continue to be governed by the 2015 Plan. As of June 30, 2023 there were 1,998,210 shares reserved for outstanding awards granted under the 2015 Plan and no shares remained available for issuance.

Shares that expire, are terminated, repurchased, surrendered or canceled under the 2015 Plan and the 2021 Plan without having been fully exercised are available for future awards under the 2021 Plan.

2021 Employee Stock Purchase Plan

Under the 2021 Employee Stock Purchase Plan, which was amended and restated in October 2022 (as amended and restated, the “2021 ESPP”), eligible employees are able to purchase shares of common stock at a specified discount. On January 1, 2023 and 2022, the number of shares of common stock authorized for issuance under the 2021 ESPP automatically increased by 249,645 and 249,520 shares, respectively. As of June 30, 2023, 960,440 shares remained available for issuance under the 2021 ESPP.

The Company initiated its first offering period under the 2021 ESPP on January 1, 2023. The Company issued 104,761 shares under the 2021 ESPP on June 30, 2023. Stock-based compensation expense related to the 2021 ESPP was $0.1 million for the three and six months ended June 30, 2023. There was no stock-based compensation expense under the 2021 ESPP for the three and six months ended June 30, 2022.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	219,742	$3.50
Granted	1,667,204	3.29
Vested	—	—
Canceled/Forfeited	(39,825)	3.35
Unvested as of June 30, 2023	1,847,121	$3.31

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

For the six months ended June 30, 2023, the Company granted to employees and directors 1,596,497 RSUs. There were no RSUs granted during the six months ended June 30, 2022. As of June 30, 2023, 1,580,822 RSUs were unvested, and total unrecognized stock-based compensation expense related to these awards was $4.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

For the six months ended June 30, 2023 and 2022, the Company granted to employees 70,707 and 313,185 PSUs, respectively. As of June 30, 2023, there were 266,299 PSUs outstanding, which will vest, if at all, upon the achievement of specified development milestones associated with the Company’s product candidate, DB-OTO, provided the applicable employee remains continuously employed with the Company on the vesting date. As of June 30, 2023, total unrecognized compensation cost related to the unvested PSUs was $0.9 million, which will not be recognized until it becomes probable that the performance conditions will be met.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of December 31, 2022	3,476,377	$4.76	7.4	$255
Granted	236,875
Exercised	(7,190)
Cancelled/forfeited	(219,218)
Outstanding as of June 30, 2023	3,486,844	$4.66	7.4	$539
Exercisable as of June 30, 2023	2,050,456	$4.93	6.7	$186
Vested and expected to vest as of June 30, 2023	3,486,844	$4.66	7.4	$539

As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was approximately $4.2 million, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $2.57 and $2.51, respectively.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$608	$390	$1,009	$774
General and administrative	765	456	1,341	913
Total stock-based compensation expense	$1,373	$846	$2,350	$1,687

10. Net Loss per Share

The following table sets forth the outstanding shares of common stock equivalents, presented based on amounts outstanding at each period end that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have been anti-dilutive:

	As of June 30,
	2023	2022
Outstanding stock options	3,486,844	3,826,075
Unvested restricted stock units	1,847,121	307,076
Unvested restricted stock awards	—	4,654
Total	5,333,965	4,137,805

11. License and Collaboration Agreement with Regeneron

Agreement Overview

In November 2017, the Company entered into the Regeneron Agreement. Pursuant to the Regeneron Agreement, Regeneron made an upfront, nonrefundable $25.0 million payment to the Company. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its right to extend the research term and extended the research term by one year to November 2023 for which Regeneron paid the Company $10.0 million in November 2022. The Company is currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. During the research term, the parties were to undertake specified activities with respect to the discovery or development of new potential therapies directed to a set of defined collaboration targets. Each party was responsible for its own respective costs and agreed to use commercially reasonable efforts to complete the activities as designated in the agreed-upon research plan. The Company was primarily responsible for the direction and conduct of the research program whereas Regeneron was primarily responsible for the contribution of various technologies and expertise of its own as well as contribution of employees and research services. The term of the Regeneron Agreement will continue until neither the Company nor any of its affiliates nor any of its sublicensees are developing or commercializing any collaboration products. Either party may terminate the agreement for cause for the other party’s uncured material breach on prior written notice if the other party becomes insolvent or in certain circumstances in which either party challenges the patent rights of the other party. Refer to Note 13 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In October 2020, the Company and Regeneron entered into the first amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of the DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. The primary responsibilities of each party remained consistent with those prior to the amendment. In connection with the amendment, the Company issued 10,000,000 shares of Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment. Pursuant to the first amendment, Regeneron agreed to pay the Company $0.3 million to fund the Company’s ongoing research plan and $0.5 million to help secure the services of a contract development and manufacturing organization. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support Good Laboratory Practices toxicology studies of DB-OTO. Additionally, Regeneron agreed to reimburse the Company for up to $10.5 million of third-party costs primarily related to Investigational New Drug (“IND”)-enabling studies for DB-OTO as such costs are incurred. The Company achieved its first pre-IND milestone of $4.4 million and its second pre-IND milestone of $1.1 million in November 2020 and October 2021, respectively, for activities related to DB-OTO. The Company achieved its third pre-IND milestone of $4.4 million in March 2023 for activities related to AAV.103. Through June 30, 2023, the Company had received an aggregate of $9.9 million in cash milestone payments from Regeneron pursuant to the collaboration.

In February 2023, the Company and Regeneron entered into a second amendment to the Regeneron Agreement to provide for accelerated milestone payments by Regeneron to the Company for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

As of June 30, 2023, the next milestone that the Company was eligible to achieve is the initiation of dosing in the Company's clinical trial of DB-OTO.

Accounting Analysis

The Company accounts for its collaboration with Regeneron in accordance with FASB ASC Topic ASC 808, Collaborative Arrangements, and applies FASB ASC Topic 606, Revenue from Contracts with Customers, by analogy to determine the measurement and recognition of the consideration received from Regeneron. All preclinical research activities under the collaboration are considered a single performance obligation. The transaction price of $51.3 million consists of (i) $25.0 million received upfront, (ii) $0.3 million received to fund the ongoing research plan, (iii) $9.9 million of aggregate milestones achieved, including the $4.4 million milestone achieved in March 2023, (iv) $10.5 million in reimbursements for third-party costs related to IND-enabling studies for DB-OTO, and (v) $10.0 million extension payment received in November 2022, partially offset by the fair value of the Series C convertible preferred stock issued to Regeneron of approximately $4.4 million. Future milestones are considered variable consideration and are fully constrained until such time as achievement is considered probable. The Company satisfies its performance obligation over time and measures progress towards completion using an input method based on costs incurred.

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

The Company recognized $1.0 million and $2.2 million as contra-research and development expenses for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $5.1 million and $5.2 million as contra-research and development expenses for the six months ended June 30, 2023 and 2022, respectively. The contra-research and development expense recorded in the six months ended June 30, 2023 included a cumulative catch-up amount of approximately $3.0 million related to the achievement of the pre-IND milestone related to AAV.103 in March 2023, which was previously fully constrained as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had no accounts receivables due from Regeneron.

As of June 30, 2023 and December 31, 2022, the Company had a deferred collaboration liability classified in current liabilities of $12.0 million and $9.4 million, respectively, and classified in long-term liabilities of $3.4 million and $6.8 million, respectively.

12. Related Party Transactions

As of June 30, 2023, Regeneron held 2,097,314 shares of the Company’s common stock and is therefore considered a related party to the Company. The Company records receivables due from Regeneron as accounts receivable from related party on the condensed consolidated balance sheets and also recognizes contra-research and development expense in its condensed consolidated statements of operations and comprehensive loss based on its progress towards completion of its research activities under the research plan for the Company’s collaboration with Regeneron (see Note 11). As of June 30, 2023 and December 31, 2022, the Company had no receivables due from Regeneron.

13. Tax Provision

The Company’s income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising during that interim period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a foreign tax provision related to its Australian subsidiary. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets. The Company’s effective tax rate for the three and six months ended June 30, 2023 and 2022 was (0.33%) and (0.42%), respectively. During the three and six months ended June 30, 2023 and 2022, the Company recorded an income tax expense of $0.1 million in each period.

The Company previously recognized a reserve related to a foreign uncertain tax position related to its Australian subsidiary. For each of the three months ended June 30, 2023 and 2022 the Company recorded an insignificant amount of interest expense as a component of income tax expense related to this uncertain tax position.

Income taxes are determined at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. The Company’s income tax provision may be significantly affected by changes to its estimates.

14. Subsequent Events

On August 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regeneron Pharmaceuticals, Inc., a New York corporation (“Parent”), and Symphony Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser will commence a tender offer (the “Offer”), to acquire all of the issued and outstanding shares of the common stock, par value $0.001 per share, of the Company ("Common Stock") in exchange for (i) $4.00 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding of taxes (the "Cash Consideration"), plus (ii) one contractual, non-tradeable contingent value right per share (each, a “CVR”), which entitles the holder to potentially receive contingent payments of up to an aggregate of $3.50 per CVR, without interest and subject to reduction for any applicable withholding taxes, upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent (the “Rights Agent”) mutually agreeable to Parent and the Company (the Cash Consideration plus one CVR, together, the “Offer Consideration”). The Offer will remain open for 20 business days, subject to extension under certain circumstances.

The obligation of Purchaser to purchase shares of Common Stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there have been validly tendered and not validly withdrawn shares of Common Stock that, considered together with all other shares of Common Stock, if any, owned by Purchaser and its affiliates (as defined in Section 251(h)(6)(a) of the Delaware General Corporation Law, as amended (the “DGCL”)), represent one more share of Common Stock than 50% of the total number of shares of Common Stock outstanding at the time of the expiration of the Offer (the “Minimum Condition”); (ii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary thresholds and exceptions; (iii) the Company’s compliance with, and performance of, in all material respects its covenants and agreements contained in the Merger Agreement; (iv) the absence of a Material Adverse Effect (as defined in the Merger Agreement); and (v) other customary conditions set forth in Annex I to the Merger Agreement. As of the date of the Merger Agreement, Purchaser and its affiliates (as defined in Section 251(h)(6)(a) of the DGCL) collectively owned 2,097,314 shares of Common Stock.

If Parent determines in good faith that the filing of the notification and report forms with respect to the Offer and the Merger pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), is required, then the parties will make such filing (an “HSR Filing”) with respect to the Offer and the Merger, and the Offer would be conditioned on the expiration or termination of the applicable waiting period under the HSR Act. The parties do not presently anticipate that an HSR Filing will be required.

Following the consummation of the Offer, subject to the conditions set forth in the Merger Agreement, and in accordance with the DGCL, Purchaser will merge with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). If an Offer Termination (as defined below) does not occur, the Merger will be governed by Section 251(h) of the DGCL, with no stockholder vote required to consummate the Merger.

The Merger Agreement also provides an alternative means by which the Merger may be consummated even if the Offer is not completed, which requires the approval of the Company’s stockholders. Pursuant to the Merger Agreement, if an HSR Filing has been made, in certain circumstances Purchaser may elect to proceed with the acquisition through a Merger without any Offer, in which case Purchaser will terminate the Offer or allow it to expire (such termination, an “Offer Termination”). In this case, the Company would be required to file a proxy statement to obtain approval of the Merger by the Company’s stockholders at a special stockholders meeting held for the purpose of voting upon the adoption of the Merger Agreement, and the Merger would be effected pursuant to Section 251(c) of the DGCL.

Pursuant to the Merger, each issued and outstanding share of Common Stock (other than shares of Common Stock held by the Company, Parent, Purchaser, any wholly owned subsidiary of Parent (other than Purchaser), any wholly owned subsidiary of the Company or by stockholders of the Company who have properly exercised and perfected their statutory rights of appraisal under the DGCL) will be converted automatically into and will thereafter represent only the right to receive the Offer Consideration.

In addition, the Merger Agreement provides that, at the effective time of the Merger (the “Effective Time”), each compensatory option to purchase shares of Common Stock of the Company (each a “Company Option”) that is then outstanding and unvested will vest in full, and receive the following treatment:

•
each Company Option with an exercise price per share that is less than the amount of the Cash Consideration (each a “Tranche 1 Option”) that is then outstanding will be cancelled and exchanged for (A) an amount in cash equal to the product of (x) the total number of shares subject to such Tranche 1 Option immediately prior to the Effective Time multiplied by (y) the excess of the amount of the Cash Consideration over the applicable exercise price per share of such Tranche 1 Option, and (B) one CVR with respect to each share subject to such Tranche 1 Option as of immediately prior to the Effective Time;
•
each Company Option with an exercise price per share that is equal to or greater than the amount of the Cash Consideration and less than the sum of the amount of the Cash Consideration and the amount of the DB-OTO Milestone Payment (as defined below) that is then outstanding (each a “Tranche 2 Option”) and each Company Option with an exercise price per share that is equal to or greater than the sum of the amount of the Cash Consideration and the amount of the DB-OTO Milestone Payment and less than the sum of the amount of the Cash Consideration, the amount of the DB-OTO Milestone Payment and the amount of the Registration Study Milestone Payment (as defined below) that is then outstanding (each a “Tranche 3 Option” and, collectively with each Tranche 1 Option and Tranche 2 Option, the “Specified Options”) will be cancelled and exchanged for one CVR with respect to each share subject to such Specified Option as of immediately prior to the Effective Time; and
•
each Company Option other than a Specified Option that is then outstanding and unexercised, whether or not vested, will be cancelled with no consideration payable in respect thereof.

In addition, at the Effective Time, each restricted stock unit of the Company (each a “Company RSU”) then outstanding, whether or not vested, will be cancelled and exchanged for the right to receive (i) a cash payment equal to (x) the total numbers of shares subject to such Company RSU immediately prior to the Effective Time multiplied by (y) the Cash Consideration and (ii) one CVR with respect to each share subject to such Company RSU as of immediately prior to the Effective Time.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Purchaser for a transaction of this nature, including covenants regarding the operation of the Company’s business prior to the Effective Time.

The Company has agreed to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding acquisition proposals. Notwithstanding these restrictions, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited bona fide written acquisition proposal that the board of directors of the Company has determined constitutes or would reasonably be expected to lead to a Superior Offer (as defined in the Merger Agreement), if failing to do so would be inconsistent with the board of director’s fiduciary duties under applicable law.

The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Offer, the Company will be required to pay Parent a termination fee in the amount of $6,500,000.

At or prior to the time at which Purchaser irrevocably accepts for purchase all shares of Common Stock validly tendered (and not validly withdrawn) pursuant to the Offer or, if an Offer Termination shall have occurred, prior to the Effective Time, Purchaser, Parent and the Rights Agent will enter into the CVR Agreement. The CVRs are contractual rights only and not transferable except under certain limited circumstances, will not be certificated or evidenced by any instrument and will not be registered with the Securities and Exchange Commission (the “SEC”) or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Parent, Purchaser or the Company or any of their affiliates.

Each CVR represents a non-tradeable contractual contingent right to receive the following cash payments, without interest and subject to reduction for any applicable withholding of taxes (the “Milestone Payments”) if the following milestones (the “Milestones”) are achieved:

•
$2.00 in cash, without interest and subject to reduction for any applicable withholding of taxes (“DB-OTO Milestone Payment”), payable upon the fifth participant being administered with DB-OTO in a clinical trial (the “DB-OTO Milestone”) on or prior to the earlier of (i) December 31, 2024 and (ii) the termination of the CVR Agreement (the earlier of the foregoing (i) and (ii), the “DB-OTO Milestone Expiration Date”); and
•
$1.50 in cash, without interest and subject to reduction for any applicable withholding of taxes (“Registration Study Milestone Payment”), payable upon the first to occur of (a) the first participant being administered with DB-OTO in a registration enabling trial (as defined in the CVR Agreement) or (b) the receipt of acceptance for review of (i) a biologics license application by the FDA, (ii) a marketing authorization application by the European Medicines Agency (“EMA”),

(iii) a marketing authorization application by the U.K. Medicines and Healthcare Products Regulatory Agency or (iv) an equivalent application by the applicable national regulatory authority in any of Germany, France, Italy or Spain, in each case for DB-OTO (the “Registration Study Milestone”), provided that (A) the DB-OTO Milestone has been previously achieved prior to the DB-OTO Milestone Expiration Date and (B) the Registration Study Milestone is achieved prior to the earlier of (x) December 31, 2028 and (y) the termination of the CVR Agreement.

Notwithstanding the foregoing:

•
in the case of any CVR received in respect of a Tranche 2 Option, the DB-OTO Milestone Payment will equal the excess of $6.00 over the exercise price per share with respect to such Tranche 2 Option and the Registration Study Milestone will equal $1.50 per CVR; and
•
in the case of any CVR received in respect of a Tranche 3 Option, the Registration Study Milestone Payment will equal the excess of $7.50 over the exercise price per share with respect to such Tranche 3 Option (and no payment will be made upon the achievement of the DB-OTO Milestone).

There can be no assurance that any Milestone will be achieved prior to its expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to the Milestones.

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

Proposed Acquisition by Regeneron Pharmaceuticals, Inc.

On August 8, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Regeneron Pharmaceuticals, Inc., a New York corporation, or Parent, and Symphony Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser will commence a tender offer, or the Offer, to acquire all of our issued and outstanding shares of the common stock, par value $0.001 per share in exchange for (i) $4.00 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding of taxes, plus (ii) one contractual, non-tradeable contingent value right per share, each, a CVR, which entitles the holder to potentially receive contingent payments of up to an aggregate of $3.50 per CVR, without interest and subject to reduction for any applicable withholding taxes, upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement to be entered into with a rights agent mutually agreeable to Parent and us. The Offer will remain open for 20 business days, subject to extension under certain circumstances.

Following the consummation of the Offer, subject to the conditions set forth in the Merger Agreement, and in accordance with the Delaware General Corporation Law, Purchaser will merge with and into us, with us as the surviving corporation and a wholly owned subsidiary of Parent. We currently expect the Offer and the merger to be completed in the third quarter of 2023.

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

We are developing our lead gene therapy product candidate, DB-OTO, to provide durable, high quality, physiological hearing to individuals with profound, congenital hearing loss caused by mutations of the otoferlin, or OTOF, gene. We have initiated CHORDTM, a Phase 1/2 dose escalation clinical trial designed to evaluate the safety, tolerability and efficacy of DB-OTO in pediatric patients with congenital hearing loss due to an OTOF deficiency. Patient screening activities have commenced and we anticipate dosing our first patient in the second half of 2023.

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

In addition to DB-OTO, we are advancing AAV.103 to restore hearing in individuals with mutations in the gap junction beta-2, or GJB2, gene, AAV.104 to restore hearing in individuals with mutations in the stereocilin, or STRC, gene and AAV.105 to restore hearing in individuals with another single gene mutation. We have selected a product candidate for the AAV.103 program and have initiated manufacturing activities to support Investigational New Drug, or IND,- enabling studies. We also have gene therapy programs to convert supporting cells, the cells adjacent to hair cells, into either cochlear or vestibular hair cells in order to restore hearing or balance function. In addition to our gene therapy programs, we are developing DB-020 for the prevention of cisplatin-induced hearing loss. We completed the Phase 1b clinical trial of DB-020 in May 2023. In July 2023, we received breakthrough therapy designation from the FDA for DB-020 for protection against hearing loss associated with cisplatin chemotherapy.

Since inception, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform.

To date, we have financed our operations primarily with proceeds from sales of our convertible preferred stock (including borrowings under convertible promissory notes, which converted into convertible preferred stock in 2015), payments received under our license and collaboration agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, from the sale of common stock in our initial public offering, which was completed in February 2021, or the IPO, and from the sale of common stock under our “at-the-market offering” program pursuant to the Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies. During the six months ended June 30, 2023, we issued and sold a total of 50,482 shares of common stock under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

We have not generated any revenue from product sales, and do not expect to generate any revenue from product sales for at least the next several years. All of our programs are still in preclinical and early-stage clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates, if approved. Since inception, we have incurred significant operating losses. Our net losses were $31.4 million for the six months ended June 30, 2023, and $63.0 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $309.0 million. We expect to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2023, we had cash, cash equivalents and available-for-sale securities of $78.3 million. We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. Since our cash, cash equivalents and available-for-sale securities as of June 30, 2023 are not sufficient to fund our operations for at least twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report, there is substantial doubt about our ability to continue as a going concern. If the acquisition of us by Parent is not consummated, our future viability will be dependent on our ability to raise additional capital to finance our operations. We would expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other sources of capital. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. See Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information on our assessment.

Macroeconomic and Geopolitical Impacts on Our Business

The U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, rising interest rates, the risk of a recession and other ongoing global conflicts. We cannot predict at this time to what extent we and our collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

License and Collaboration Agreement with Regeneron

In November 2017, we entered into a license and collaboration agreement with Regeneron, or the Regeneron Agreement. The Regeneron Agreement had an original research term of five years and granted Regeneron the right to extend the research term for up to two years in one-year intervals. In November 2021, Regeneron exercised its right to extend the research term and extended the research term by one year to November 2023 for which Regeneron paid us $10.0 million in November 2022. The Regeneron Agreement is focused on the discovery and development of new potential therapies directed to a set of defined collaboration targets. We are currently developing DB-OTO, AAV.103 and AAV.104 in collaboration with Regeneron under the Regeneron Agreement. In October 2020, we entered into an amendment to the Regeneron Agreement pursuant to which, among other things, ATOH1, the target of our DB-ATO program, was removed as a collaboration target and the terms and plans for the DB-OTO and AAV.103 programs were modified. We issued 10,000,000 shares of our Series C convertible preferred stock to Regeneron in consideration for its entry into the amendment. In February 2023, we further amended the Regeneron Agreement to provide for accelerated milestone payments by Regeneron to us for clinical development milestones for DB-OTO and pre-IND milestones for AAV.103.

Pursuant to the Regeneron Agreement, Regeneron paid us an upfront fee of $25.0 million and purchased 12,500,000 shares of our Series B convertible preferred stock at a price per share of $2.00. On a collaboration-product-by-collaboration-product basis, upon achievement of pre-defined milestones which begin at initiation of manufacturing to support Good Laboratory Practices, or GLP, toxicology studies and conclude at initiation of a Phase 2 clinical trial, Regeneron is obligated to pay us milestone payments of up to $35.5 million in aggregate if the collaboration product is a biologic or up to $33.5 million in aggregate if the collaboration product is a small molecule, which is intended to reflect approximately half of the total cost needed to achieve the next milestone. From and after the initiation of a registration-enabling trial, unless Regeneron decides to opt-out, we have agreed to split development and regulatory costs with Regeneron on an equal basis through the registration-enabling trials. Through June 30, 2023, we had received an aggregate of $9.9 million in cash milestone payments from Regeneron pursuant to the collaboration.

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

Pursuant to the first amendment to the Regeneron Agreement, Regeneron agreed to pay us $0.3 million to fund our ongoing research program and $0.5 million to help secure the services of a contract development and manufacturing organization, or CDMO. The $0.5 million payment was creditable against the milestone associated with the initiation of manufacturing to support IND-enabling studies of DB-OTO. Additionally, Regeneron agreed to reimburse us for up to $10.5 million of third-party costs primarily related to the IND-enabling studies of DB-OTO as such costs are incurred, and we agreed that the aggregate potential milestone payments for DB-OTO would be reduced by $15.0 million. In addition, notwithstanding its removal from the collaboration, for DB-ATO, we agreed to pay to Regeneron a royalty calculated as a low-to mid-single digit percentage of net sales of DB-ATO, on a country-by-country basis, until the latest of the expiration of the last patent covering DB-ATO in such country, the expiration of all applicable regulatory exclusivities for DB-ATO in such country and the tenth anniversary of the first commercial sale of DB-ATO in such country.

Because we consider Regeneron a collaborative partner that is subject to the significant risks and rewards under the Regeneron Agreement, we have accounted for the Regeneron Agreement under FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. We account for the consideration we receive under the Regeneron Agreement as a reduction to research and development expense (contra-research and development expense) in our consolidated statements of operations and comprehensive loss based on our progress towards completion of our research activities under the research plan. As such, we are recognizing total consideration of $51.3 million, comprised of the $25.0 million upfront payment, the additional payment of $0.3 million received from Regeneron pursuant to the first amendment, the reimbursement of $10.5 million of third-party costs related to the IND-enabling studies of DB-OTO, the $10.0 million extension payment received in November 2022, and the $9.9 million of cumulative milestones achieved, including the $4.4 million milestone payment achieved in March 2023, net of the $4.4 million in fair value of the Series C convertible preferred stock issued to Regeneron, over the research term as a reduction to research and development expenses (contra-research and development expense) in our condensed consolidated statements of operations and comprehensive loss based on our progress toward completion of our research activities under the research plan. Any future milestone payments will be included in the measurement of contra-research and development expense if and when achieved.

We recognized $1.0 million and $2.2 million as contra-research and development expenses during the three months ended June 30, 2023 and 2022, respectively. We recognized $5.1 million and $5.2 million as contra-research and development expenses during the six months ended June 30, 2023 and 2022, respectively. The contra-research and development recorded in the six months ended June 30, 2023 included a cumulative catch-up amount of approximately $3.0 million related to the achievement of the pre-IND milestone for AAV.103 in March 2023, which was previously fully constrained as of December 31, 2022.

As of June 30, 2023 and December 31, 2022, we had total deferred collaboration liabilities of $15.4 million and $16.1 million on our consolidated balance sheet, respectively. As of June 30, 2023 and December 31, 2022 we had $12.0 million and $9.4 million of current deferred collaboration liabilities, respectively, and $3.4 million and $6.8 million of long-term deferred collaboration liabilities, respectively. Refer to Note 11 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

The following table sets forth our research and development expense, including direct program-specific expense summarized by program, personnel-related expenses and indirect or shared operating costs recognized during each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
DB-OTO	$5,368	$6,023	$9,286	$10,194
DB-020	660	343	1,330	941
Personnel-related (including stock-based compensation)	4,359	3,519	8,472	6,751
Regeneron Agreement contra-expense	(1,020)	(2,221)	(5,142)	(5,222)
Other indirect research and development expenses	3,461	3,577	6,816	6,043
Total research and development expenses	$12,828	$11,241	$20,762	$18,707

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

Interest Income

Interest income consists primarily of interest income earned from our cash, cash equivalents and available-for-sale securities.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for each period presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$12,828	$11,241	$1,587
General and administrative	6,213	5,862	351
Total operating expenses	19,041	17,103	1,938
Loss from operations	(19,041)	(17,103)	(1,938)
Other income:
Interest income	976	95	881
Total other income, net	976	95	881
Net loss before provision for income taxes	(18,065)	(17,008)	(1,057)
Provision for income taxes	(80)	(38)	(42)
Net loss	$(18,145)	$(17,046)	$(1,099)

Research and Development Expenses

The following table summarizes our research and development expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
DB-OTO	$5,368	$6,023	$(655)
DB-020	660	343	317
Personnel-related (including stock-based compensation)	4,359	3,519	840
Regeneron Agreement contra-expense	(1,020)	(2,221)	1,201
Other indirect research and development expenses	3,461	3,577	(116)
Total research and development expenses	$12,828	$11,241	$1,587

Research and development expenses for the three months ended June 30, 2023 were $12.8 million, compared to $11.2 million for the three months ended June 30, 2022. The increase of $1.6 million was primarily attributable to the following:

•
$0.7 million decrease in expenses incurred to advance DB-OTO, primarily attributable to a decrease of $1.4 million for preclinical and related IND-enabling costs that were incurred during the three months ended June 30, 2022 and $1.0 million decrease in external manufacturing costs, partially offset by an increase of $1.6 million for clinical and translational research costs to support our Phase 1/2 clinical trial of DB-OTO during the three months ended June 30, 2023;
•
$0.3 million increase in expenses related to DB-020, primarily attributable to increased regulatory support costs, as well as additional clinical trial and related costs for the completion of the Phase 1b clinical trial;
•
$0.8 million increase in personnel-related costs due to increased headcount and increased wages and benefits within the research and development function, including $0.2 million of increased stock-based compensation expense;
•
$1.2 million decrease in contra-research and development expenses under the Regeneron Agreement driven primarily by additional costs incurred during the three months ended June 30, 2022 to support the submission of the IND for DB-OTO; and
•
$0.1 million decrease in other indirect research and development expenses, driven primarily by decreased preclinical expenses relating to internal and external research and discovery efforts for our preclinical programs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $6.2 million, compared to $5.9 million for the three months ended June 30, 2022. The increase of $0.3 million was primarily attributable to the following:

•
$0.9 million decrease in professional fees, driven primarily by reduced expenses related to external legal services, as well as consulting, accounting advisory, audit services and reduced corporate insurance expenses;
•
$0.7 million increase in facility-related and other corporate infrastructure expenses, primarily due to decreased sublease income during the three months ended June 30, 2023; and
•
$0.6 million increase in personnel-related costs due to increased headcount and wages within the general and administrative function, including $0.3 million of increased stock-based compensation expense.

Interest Income

The increase in interest income for the three months ended June 30, 2023 was primarily attributable to an increase in interest rates and higher yields from our investments in cash equivalents and available-for-sale securities.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2023 and 2022 was due to the recognition of $0.1 million in each period related to a foreign tax provision for our Australian subsidiary and interest expense related to a previously established foreign uncertain tax position.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for each period presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$20,762	$18,707	$2,055
General and administrative	12,400	12,415	(15)
Total operating expenses	33,162	31,122	2,040
Loss from operations	(33,162)	(31,122)	(2,040)
Other income:
Interest income	1,854	158	1,696
Total other income, net	1,854	158	1,696
Net loss before provision for income taxes	(31,308)	(30,964)	(344)
Provision for income taxes	(141)	(98)	(43)
Net loss	$(31,449)	$(31,062)	$(387)

Research and Development Expenses

The following table summarizes our research and development expenses for each period presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
DB-OTO	$9,286	$10,194	$(908)
DB-020	1,330	941	389
Personnel-related (including stock-based compensation)	8,472	6,751	1,721
Regeneron Agreement contra-expense	(5,142)	(5,222)	80
Other indirect research and development expenses	6,816	6,043	773
Total research and development expenses	$20,762	$18,707	$2,055

Research and development expenses for the six months ended June 30, 2023 were $20.8 million, compared to $18.7 million for the six months ended June 30, 2022. The increase of $2.1 million was primarily attributable to the following:

•
$0.9 million decrease in expenses incurred to advance DB-OTO, primarily attributable to a decrease of $3.0 million for preclinical and related IND-enabling costs that were incurred during the six months ended June 30, 2022 and a decrease of $0.3 million related to external support for research and development consultants, partially offset by an increase of $1.9 million for clinical and translational research costs and $0.4 million of external manufacturing costs, both to support our Phase 1/2 clinical trial of DB-OTO;
•
$0.4 million increase in expenses related to DB-020, primarily attributable to increased regulatory support costs, as well as additional clinical trial and related costs for the completion of the Phase 1b clinical trial;
•
$1.7 million increase in personnel-related costs due to increased headcount and increased wages and benefits within the research and development function, including $0.2 million increase in stock-based compensation expense;
•
$0.1 million decrease in contra-research and development expenses under the Regeneron Agreement driven primarily by additional costs incurred during the six months ended June 30, 2022 to support the submission of the IND for DB-OTO; and
•
$0.7 million increase in other indirect research and development expenses, driven primarily by increased preclinical expenses relating to internal and external research and discovery efforts for our preclinical programs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $12.4 million in each period. The decrease of less than $0.1 million was primarily attributable to the following:

•
$1.7 million decrease in professional fees, driven primarily by reduced expenses related to information technology support, as well as external recruiting fees, consulting, accounting advisory, audit services and reduced corporate insurance expenses;
•
$1.0 million increase in personnel-related costs due to increased headcount and wages within the general and administrative function, including $0.4 million of stock-based compensation expense; and
•
$0.7 million increase in facility-related and other corporate infrastructure expenses, primarily due to decreased sublease income recognized during the six months ended June 30, 2023.

Interest Income

The increase in interest income for the six months ended June 30, 2023 and 2022 was primarily attributable to an increase in interest rates and higher yields from our investments in cash equivalents and available-for-sale securities.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2023 and 2022 was due to the recognition of $0.1 million in each period related to a foreign tax provision for our Australian subsidiary and interest expense related to a previously established foreign uncertain tax position.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Through June 30, 2023, we funded our operations primarily from net proceeds of $219.5 million from the issuance and sale of our convertible preferred stock, $55.7 million from the Regeneron Agreement and $125.0 million of net proceeds from the issuance and sale of our common stock in our IPO.

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

As of June 30, 2023, we had issued and sold a total of 50,482 shares under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

Cash Flows

The following table provides information regarding our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(27,324)	$(35,415)
Investing activities	32,089	55,447
Financing activities	403	(104)
Net increase in cash, cash equivalents and restricted cash	$5,168	$19,928

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

During the six months ended June 30, 2023, net cash used in operating activities of $27.3 million was primarily due to our net loss of $31.4 million, partially offset by changes in operating assets and liabilities of $0.9 million and net non-cash expenses of $3.4 million.

During the six months ended June 30, 2022, net cash used in operating activities of $35.4 million was primarily due to our net loss of $31.1 million as well as changes in operating assets and liabilities of $8.1 million, partially offset by net non-cash expenses of $3.8 million.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities of $32.1 million was primarily due to maturities and redemptions of available for sale securities of $45.5 million, partially offset by purchases of available-for-sale securities of $13.2 million and purchases of property and equipment of $0.2 million.

During the six months ended June 30, 2022, net cash provided by investing activities of $55.4 million was primarily due to maturities and redemptions of available for sale securities of $94.9 million, partially offset by purchases of available-for-sale securities of $39.3 million and purchases of property and equipment of $0.2 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $0.4 million consisted primarily of net proceeds from sales of our common stock under the Sales Agreement of $0.2 million, proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan for $0.2 million and proceeds from the exercise of stock options for less than $0.1 million, partially offset by principal payments on our finance lease liability for less than $0.1 million.

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

As of June 30, 2023, we had cash, cash equivalents and available-for-sale securities of $78.3 million. During the six months ended June 30, 2023, we issued and sold a total of 50,482 shares of our common stock under the Sales Agreement for aggregate net proceeds of $0.2 million after deducting commissions payable by us.

Based on our current operating plan, we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate. We have incurred recurring losses since our inception, including a net loss of $31.4 million for the six months ended June 30, 2023 and $63.0 million for the year ended December 31, 2022. In addition, as of June 30, 2023, we had an accumulated deficit of $309.0 million. If the acquisition of us by Parent is not consummated, our future viability will be dependent on our ability to raise additional capital to finance our operations. We would expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other sources of capital. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Material Cash Requirements

There have been no material changes to our material cash requirements from those described in our 2022 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. These changes affect our cash equivalents and available-for-sale securities, which consisted of cash and investments in money market funds, U.S. Agency discount notes, U.S. Treasury securities and U.S. Agency bonds as of June 30, 2023. However, because of the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Foreign Currency Fluctuation Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. Recent increases in inflation rates have contributed, and we expect will continue to contribute, to increased costs. We cannot predict how long these inflationary pressures will continue, or how they may change over time. During the six months ended June 30, 2023, we experienced increases in costs across our business. If inflationary pressures continue to persist, they may have an adverse impact on our consolidated financial position and results of operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Pending Transaction with Regeneron Pharmaceuticals

We may not complete the pending transaction with Regeneron Pharmaceuticals within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On August 8, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Regeneron Pharmaceuticals, Inc., or Parent, and Parent’s wholly owned subsidiary, Symphony Acquisition Sub, Inc., or Purchaser. The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is a tender offer, which we refer to herein as the Offer, by the Purchaser to acquire all of our issued and outstanding shares of common stock for (i) $4.00 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding of taxes, or the Cash Consideration, plus (ii) one contractual, non-tradeable contingent value right per share, or a CVR, which entitles the holder to potentially receive contingent payments of up to an aggregate of $3.50 per CVR, without interest and subject to reduction for any applicable withholding taxes, upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement, or the CVR Agreement, to be entered into with a rights agent, or the Rights Agent, mutually agreeable to Parent and us (we refer to the Cash Consideration plus one CVR, together, as the Offer Consideration). The Offer will remain open for 20 business days, subject to extension under certain circumstances. The Merger Agreement provides that, among other things, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions to the merger, and in accordance with the Delaware General Corporation Law, or the DGCL, the Purchaser will be merged with and into us, or the Merger, and we will continue as the surviving corporation and a wholly owned subsidiary of the Parent. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger. We currently expect the Offer and the Merger to be completed in the third quarter of 2023.

If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay the Parent a termination fee of $6.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.

The obligation of Parent and Purchaser to consummate the Offer is subject to the condition that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of shares that, together with the number of shares, if any, then owned by the Purchaser and its affiliates (including the Parent) would represent a majority of the shares outstanding at the time of the expiration of the Offer, or the Minimum Condition. The Minimum Condition may not be waived by Purchaser without our prior written consent. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), and our material compliance with our covenants under the Merger Agreement. In addition, if Parent determines in good faith that the filing of the notification and report forms with respect to the Offer and the Merger pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, is required, then the parties will make such filing, or an HSR Filing, with respect to the Offer and the Merger, and the

Offer would be conditioned on the expiration or termination of the applicable waiting period under the HSR Act. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger. The failure to consummate the transactions contemplated by the Merger Agreement would adversely affect our business.

The pendency of the transaction with the Parent and the Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with the Parent and the Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. In particular, following the announcement of the Merger, several law firms announced that they were investigating, among other matters, whether members of our board of directors had fulfilled their fiduciary duties to stockholders in approving the Merger. Such investigations may lead to lawsuits regarding the Merger. We may not be successful in defending against lawsuits brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Pursuant to the Merger, each issued and outstanding share of our common stock (other than shares of common stock held by us, the Parent, the Purchaser or by stockholders of ours who have properly exercised and perfected their statutory rights of appraisal under the DGCL), as well as each restricted stock unit and certain options to purchase shares of our common stock, will become entitled to receive the CVRs as part of the Offer Consideration.

Each CVR represents a non-tradeable contractual contingent right to receive the following cash payments, without interest and subject to reduction for any applicable withholding of taxes, or the Milestone Payments, if the following milestones, or the Milestones, are achieved:

•
$2.00 in cash, without interest and subject to reduction for any applicable withholding of taxes, payable upon the fifth participant being administered with DB-OTO in a clinical trial, or the DB-OTO Milestone, on or prior to the earlier of (i) December 31, 2024 and (ii) the termination of the CVR Agreement (we refer to the earlier of the foregoing (i) and (ii) as the DB-OTO Milestone Expiration Date); and
•
$1.50 in cash, without interest and subject to reduction for any applicable withholding of taxes, payable upon the first to occur of (a) the first participant being administered with DB-OTO in a registration enabling trial (as defined in the CVR Agreement) or (b) the receipt of acceptance for review of (i) a biologics license application by the FDA, (ii) a marketing authorization application by the European Medicines Agency, or the EMA, (iii) a marketing authorization application by the U.K. Medicines and Healthcare Products Regulatory Agency or (iv) an equivalent application by the applicable national regulatory authority in any of Germany, France, Italy or Spain, in each case for DB-OTO, or the Registration Study Milestone, provided that (A) the DB-OTO Milestone has been previously achieved prior to the DB-OTO Milestone Expiration Date and (B) the Registration Study Milestone is achieved prior to the earlier of (x) December 31, 2028 and (y) the termination of the CVR Agreement.

Following the consummation of the Merger, the Parent has agreed to use commercially reasonable efforts to achieve the first milestone. However, there can be no assurance that any Milestone will be achieved prior to its expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to any Milestone. If the DB-OTO Milestone is not achieved, stockholders will not realize any value from the CVRs and, even if the DB-OTO Milestone is achieved, there can be no assurance that the Registration Study Milestone will be achieved. Stockholders may not realize any value from the CVRs at all.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

In certain instances, the Merger Agreement requires us to pay a termination fee to the Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay the Parent a termination fee of $6.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our board of directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Parent

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transactions contemplated by the Merger Agreement. We are obligated to pay these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $31.4 million for the six months ended June 30, 2023, and $63.0 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $309.0 million. To date, we have financed our operations primarily with proceeds from sales of preferred stock (including borrowings under convertible promissory notes, which converted into preferred stock in 2015), payments under the license and collaboration agreement, or the Regeneron Agreement, to which we are a party with Regeneron Pharmaceuticals, Inc., or Regeneron, and from the sale of common stock in our initial public offering, or IPO, and from the sale of common stock under our “at-the-market offering” program. Since inception, we have devoted substantially all of our resources on organizing and staffing, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates, programs and platform. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses and capital expenditures will increase substantially if and as we:

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

In addition, we expect our expenses will increase if, among other things:

•
we are required by the U.S. Food and Drug Administration, or the FDA, the U.K. Medicines & Healthcare Products Regulatory Agency, or MHRA, the Spanish Agency of Medicines and Medical Devices, or AEMPS, the EMA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected;
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

We believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the successful completion of our pending transaction with Regeneron;
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

The time required to obtain approval from the FDA, MHRA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Although we have initiated a Phase 1/ 2 clinical trial of DB-OTO, we have not yet completed a clinical trial of any of our product candidates other than the Phase 1 clinical trial of DB-020 in healthy volunteers and our Phase 1b clinical trial of DB-020 in patients undergoing treatment with cisplatin. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

For example, due to the impact of the COVID-19 pandemic on the pace of patient screening and enrollment and the closure of trial sites in the United States that we had expected to re-open, we experienced a delay in when we expected to report results from an interim analysis of our Phase 1b clinical trial of DB-020.

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

We have only conducted a clinical trial of DB-020 and we have not completed a clinical trial in any of our gene therapy programs.

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

We expect that our product candidates and programs for congenital, monogenic hearing loss and for acquired hearing loss will compete with product candidates and programs being advanced by:

•
Akouos, Inc., a wholly-owned subsidiary of Eli Lilly and Company, is developing AK-OTOF, a gene therapy for profound hearing loss resulting from deficiency in OTOF, and has preclinical gene therapy programs targeting GJB2 and Usher Syndrome Type 3A and for treatment of sensorineural hearing loss through hair cell regeneration. Akouos, Inc. received clearance of its IND for AK-OTOF in September 2022, which is currently in a Phase 1/2 clinical trial; and
•
Sensorion SA, or Sensorion, which has three gene therapy programs targeting GJB2-mediated hearing loss, Usher Syndrome Type I and OTOF-deficiency in preclinical development. Sensorion announced in July 2023 that it has submitted CTAs to initiate a Phase 1/2 clinical trial for its OTOF-GT program in the United Kingdom and Europe.

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

The FDA has several designations that have the potential to accelerate the regulatory review and approval process, including the fast track, breakthrough therapy and regenerative medicine advanced therapy designations. Each of these designations has specific requirements and, if granted, has the potential for a non-conventional FDA review process. The FDA has granted fast track and breakthrough therapy designations for DB-020 for the prevention of cisplatin-related ototoxicity. In addition, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. Any such designation or priority review status does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive one or more of these designation for our product candidates, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA has broad discretion with respect to whether or not to grant such designations or priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. In addition, the FDA may withdraw a designation if it believes that the designation is no longer supported by data from our clinical development program. Moreover, fast track, breakthrough therapy, or regenerative medicine advanced therapy designations alone do not guarantee qualification for the FDA’s priority review procedures. Nor do they assure approval of any of our candidate products.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

In June 2023, Merck & Co., Inc., or Merck, filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission, or the FTC, and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement, depending on the nature of the alleged violations. If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

New laws also are being considered at the state level. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions, including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also creates a new agency that is specifically responsible for enforcing the new law. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information).

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk.

Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Our executive officers, directors and our principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of August 1, 2023, our executive officers, directors and our stockholders who beneficially own more than 10.0% of our outstanding common stock, in the aggregate, beneficially owned shares of common stock representing approximately 35.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 1, 2023, we had 25,126,935 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, in the case of our affiliates.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of August 8, 2023, by and among the Registrant, Regeneron Pharmaceuticals, Inc., and Symphony Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-40030, filed on August 9, 2023)

2.2

Form of Contingent Value Right Agreement, by and among Regeneron Pharmaceuticals, Inc., Symphony Acquisition Sub, Inc. and a rights agent mutually agreeable to Regeneron Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, File No. 001-40030, filed on August 9, 2023)

3.1*	Restated Certificate of Incorporation, as amended, of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Form of Tender and Support Agreement, dated as of August 8, 2023, by and among Regeneron Pharmaceuticals, Inc., Symphony Acquisition Sub, Inc. and certain Stockholders of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-40030, filed on August 9, 2023)

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

* Filed herewith.

† Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or similar attachment to Exhibit 2.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECIBEL THERAPEUTICS, INC.

Date: August 11, 2023	By:	/s/ Laurence Reid
Laurence Reid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ James Murphy
James Murphy
Interim Chief Financial Officer (Principal Financial Officer)